Form 10-K405
period 1997-12-31
AMERICAN LAWYER MEDIA INC
filed 1998-04-15
CIK 1059498

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

         /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
        / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM       TO

                        COMMISSION FILE NUMBER: PENDING

                          AMERICAN LAWYER MEDIA, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                              13-3980414
   (State or other jurisdiction of        (I.R.S. Employer Identification
   incorporation or organization)                     Number)
        345 PARK AVENUE SOUTH                          10010
         NEW YORK, NEW YORK                         (Zip Code)
   (Address of principal executive
              offices)

      Registrant's telephone number, including area code    (212) 779-9200
      Securities Registered Pursuant to Section 12(b) of the Act:    NONE
      Securities Registered Pursuant to Section 12(g) of the Act:    NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes / / No / / Note: This is a voluntary filing; Registrant not yet subject to Section 13 or 15(d).

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

    Yes / /  No / /

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

    As of March 31, 1998, 100 shares of Common Stock, par value $.01 per share, were outstanding, all of which were held by American Lawyer Media Holdings, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                 See Exhibit Index

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. BUSINESS

    ON AUGUST 27, 1997, BUT EFFECTIVE AS OF AUGUST 1, 1997, ALM ACQUIRED SUBSTANTIALLY ALL OF THE ASSETS AND ASSUMED CERTAIN OF THE LIABILITIES RELATED TO AMERICAN LAWYER MEDIA, L.P. (THE "ALM ACQUISITION"). IN ADDITION, ON DECEMBER 22, 1997, ALM ACQUIRED ALL OF THE ISSUED AND OUTSTANDING CAPITAL STOCK OF NATIONAL LAW PUBLISHING COMPANY, INC. (THE "NLP ACQUISITION" AND, TOGETHER WITH THE ALM ACQUISITION, THE "ACQUISITIONS"). REFERENCES HEREIN TO THE COMPANY'S ESTIMATED CIRCULATION INCLUDE TOTAL PAID AND FREE CIRCULATION FOR ALL OF THE COMPANY'S PERIODICALS. REFERENCES HEREIN TO READERSHIP INCLUDE ESTIMATED CIRCULATION PLUS COMBINED PASS-ALONG READERSHIP UNADJUSTED FOR ANY OVERLAP WHICH EXISTS AMONG READERS OF THE COMPANY'S VARIOUS PUBLICATIONS. UNLESS THE CONTEXT OTHERWISE REQUIRES: (I) "HOLDINGS" REFERS TO AMERICAN LAWYER MEDIA HOLDINGS, INC., WHICH IS THE PARENT COMPANY OF THE COMPANY, AND TO HOLDINGS' PREDECESSOR, CRANBERRY PARTNERS, LLC; (II) THE "COMPANY" REFERS TO AMERICAN LAWYER MEDIA, INC. AND ITS SUBSIDIARIES AFTER GIVING EFFECT TO THE ACQUISITIONS; (III) "ALM" REFERS TO AMERICAN LAWYER MEDIA, INC. AND ITS SUBSIDIARIES (AND TO ITS PREDECESSOR, ALM HOLDINGS, LLC) SINCE THE CONSUMMATION OF THE ALM ACQUISITION BUT PRIOR TO THE NLP ACQUISITION AND, WHERE APPLICABLE, TO AMERICAN LAWYER MEDIA, L.P. AND ITS SUBSIDIARIES PRIOR TO THE ALM ACQUISITION; (IV) "OLD ALM" REFERS TO AMERICAN LAWYER MEDIA, L.P. AND ITS SUBSIDIARIES PRIOR TO THE ALM ACQUISITION; (V) "NLP" REFERS TO NATIONAL LAW PUBLISHING COMPANY, INC. AND ITS SUBSIDIARIES PRIOR TO THE NLP ACQUISITION; AND (VI) "INVESTORS" REFERS TO U.S. EQUITY PARTNERS, L.P. ("USEP") AND ITS AFFILIATES AND CERTAIN OTHER INVESTORS CONTROLLED BY OR MANAGED BY WP MANAGEMENT PARTNERS, LLC ("WPMP"), THE MERCHANT BANKING ARM OF WASSERSTEIN PERELLA GROUP, INC. ("WPG").

COMPANY OVERVIEW

    The Company publishes 16 periodicals, including several leading national periodicals and regional publications serving four of the five largest state legal markets. The Company's nationally-recognized periodicals include THE AMERICAN LAWYER-REGISTERED TRADEMARK-, a monthly magazine containing articles and features targeted to attorneys practicing in large law firms, and THE NATIONAL LAW JOURNAL-REGISTERED TRADEMARK-, the nation's largest selling legal newspaper, which covers the law, lawyers and the business of the legal profession. The Company's regional publications are led by the NEW YORK LAW JOURNAL-REGISTERED TRADEMARK-, which has the largest paid circulation of any regional legal newspaper in the United States. In addition to the NEW YORK LAW JOURNAL, the Company publishes five other daily newspapers serving Georgia, Northern California, Miami, Fort Lauderdale and Palm Beach, as well as four weekly newspapers serving New Jersey, Texas, Washington, D.C. and Connecticut.

    In addition to the periodicals referred to above, the Company publishes CORPORATE COUNSEL MAGAZINE-TM-, a leading magazine for corporate in-house attorneys, LAW TECHNOLOGY PRODUCT NEWS-TM- and AMLAW TECH-TM-, two leading legal technology magazines, as well as IP WORLDWIDE-TM-, a leading specialty magazine focusing on intellectual property.

    The Company has also successfully established an ancillary products and services business that creates and packages information for attorneys and business professionals. This business includes a portfolio of publications covering a variety of specialized legal interests and practice areas, including 25 newsletters and 112 books on topics of national and regional interest. Each year, the Company organizes or sponsors numerous professional seminars and conferences that cover issues of current legal interest. The Company also provides case tracking and monitoring services and publishes various directories used by legal professionals.

    In addition, the Company has begun to develop an internet services business and currently has a number of law-related internet websites including LAW JOURNAL EXTRA!-REGISTERED TRADEMARK-, COUNSEL CONNECT-REGISTERED TRADEMARK-, CAL LAW-TM-, ILLINOIS LAW-TM- and TEX LAW-TM-. These websites give attorneys online access to news and other legal materials and facilitate the exchange of information among members of the legal community.

    The Company derives its revenues principally from advertising and subscriptions, with additional revenues generated by its ancillary products and services business. For the five months ended December 31, 1997, approximately 58.7% of the Company's revenues were from advertising, 23.0% were from subscriptions, 18.1% were from ancillary products and services and 0.2% were from internet services.

PRODUCT LINES

    PERIODICALS. The Company's newspaper and magazine business publishes 16 national, regional and local periodicals that serve legal and business professionals. The Company's periodicals have a combined circulation of approximately 260,000. The subscription renewal rate for the Company's periodicals averages approximately 80%.

    NEWSPAPERS. The Company's newspapers provide news, features, analysis and commentary about the world of law and advocacy. Feature articles and stories covering the local, state and federal courts and law firms are supplemented by reports and analyses of cutting-edge legal issues. The Company is committed to providing high quality and balanced coverage of its local markets. Most of the Company's newspapers serve as the newspaper of record for their respective legal markets. Lawyers look to the newspapers for reports on local court rulings and opinions, as well as information regarding local court dockets.

    The Company publishes 11 newspapers including THE NATIONAL LAW JOURNAL, the leading national legal newspaper in the United States, NEW YORK LAW JOURNAL, which has the largest circulation of any regional legal newspaper, as well as nine other daily and weekly newspapers. In aggregate, the Company's newspapers serve eight state markets, including New York, New Jersey, Washington, D.C., Georgia, Florida, Texas, Northern California and Connecticut, which cover approximately 46% of all active attorneys in the United States. Each of the Company's regional newspapers has a significant presence in its respective market.

    The following table sets forth information regarding the Company's newspapers:

                                   NEWSPAPERS

                                                                                                        ESTIMATED
                                                                            YEAR OF        TOTAL          TOTAL
TITLE                                                     MARKET           FOUNDING    CIRCULATION(1) READERSHIP(2)
------------------------------------------------  ----------------------  -----------  -------------  -------------
WEEKLY NEWSPAPERS
THE NATIONAL LAW JOURNAL........................  National                      1978        37,622        163,800
NEW JERSEY LAW JOURNAL..........................  New Jersey                    1878         9,569         59,700
TEXAS LAWYER....................................  Texas                         1985        10,341         65,100
LEGAL TIMES.....................................  Washington, D.C.              1978        10,776         75,600
THE CONNECTICUT LAW TRIBUNE.....................  Connecticut                   1974         3,228         23,800
DAILY NEWSPAPERS
NEW YORK LAW JOURNAL............................  New York                      1888        15,425         66,700
THE RECORDER....................................  Northern California           1877         8,027         48,500
FULTON COUNTY DAILY REPORT......................  Georgia                       1890         6,615         37,700
MIAMI DAILY BUSINESS REVIEW.....................  South Florida                 1926         5,148         37,800
BROWARD DAILY BUSINESS REVIEW...................  South Florida                 1926         2,772         20,400
PALM BEACH DAILY BUSINESS REVIEW................  South Florida                 1926         1,990         14,700

------------------------

(1) References in the table above to the Company's total circulation include total paid and free circulation.

(2) References in the table above to the Company's estimated total readership include total circulation plus combined pass-along readership unadjusted for any overlap which exists among readers of the Company's various publications.

    MAGAZINES. THE AMERICAN LAWYER anchors the Company's magazine portfolio. Founded in 1979, THE AMERICAN LAWYER is a glossy magazine that features stories on the strategies, successes, failures and personalities of the most important figures in the legal world. The target audience for the publication is attorneys practicing in large law firms and corporate legal departments across the United States. THE AMERICAN LAWYER has been the winner of National Magazine awards granted by the American Society of Magazine Editors four times, and has been nominated for 22 such awards since its founding.

    The Company's other magazines focus on specific practice areas or segments within the legal profession and certain topics applicable to the business of law. The Company's specialty legal magazines include CORPORATE COUNSEL MAGAZINE, one of the nation's largest magazines focused on issues of importance to in-house lawyers at large and mid-size corporations, and IP WORLDWIDE, which covers developments in intellectual property law. The Company also publishes the two leading technology magazines targeted to the legal community, AMLAW TECH and LAW TECHNOLOGY PRODUCT NEWS, which focus on information technology and its applications to the practice of law. AMLAW TECH is targeted toward partners at law firms with purchase-making authority, while LAW TECHNOLOGY PRODUCT NEWS is targeted toward attorneys and information services departments in law offices.

    The Company publishes the following five magazines:

                                   MAGAZINES

                                                                                                        ESTIMATED
                                                       YEAR OF                             TOTAL          TOTAL
TITLE                                                 FOUNDING         FREQUENCY       CIRCULATION(1) READERSHIP(2)
---------------------------------------------------  -----------  -------------------  -------------  -------------
THE AMERICAN LAWYER................................        1979     10 times per year       17,005       126,800
AMLAW TECH.........................................        1996      4 times per year       30,000        60,000(3)
CORPORATE COUNSEL MAGAZINE.........................        1994      6 times per year       38,200        76,400(3)
IP WORLDWIDE.......................................        1995      6 times per year       10,000        20,000(3)
LAW TECHNOLOGY PRODUCT NEWS........................        1993     15 times per year       55,000       110,000(3)

------------------------

(1) References in the table above to the Company's total circulation include total paid and free circulation.

(2) References in the table above to the Company's estimated total readership include total circulation plus combined pass-along readership unadjusted for any overlap which exists among readers of the Company's various publications.

(3) These magazines are distributed primarily free of charge. For these publications, the Company assumes only two readers per copy.

    NEWSLETTERS. The Company's newsletter division publishes 25 newsletters which cover specialized legal practice areas. Circulation for the Company's newsletters ranges from approximately 300 to 1,700, with an average circulation of over 700. The total number of paid subscribers for all newsletters was approximately 18,000 as of December 31, 1997. The following table sets forth a list of the Company's newsletters:

                                  NEWSLETTERS

Accounting for Law Firms

The Bankruptcy Strategist

Business Crimes Bulletin: Compliance and
    Litigation

Cable TV and New Media

Commercial Leasing Law & Strategy

Computer Law Strategist

Corporate Control Alert

The Corporate Counsellor

Employment Law Strategist

Entertainment Law & Finance

Environmental Compliance and Litigation
    Strategy

Equipment Leasing

The Intellectual Property Strategist

The Internet Newsletter: Legal & Business
    Aspects

Law Firm Partnership & Benefits Report

Leader's Franchising Business & Law Alert

Legal Tech

Marketing for Lawyers

The Matrimonial Strategist

Medical Malpractice Law & Strategy

Medical/Legal Aspects of Breast Implants

Money Laundering Law Report

Multimedia Strategist

New York Real Estate Law Reporter

Product Liability Law & Strategy

    BOOKS. The Company currently publishes 112 books on a broad array of legal topics. These books generally focus on practical legal subjects that arise in the daily professional lives of lawyers. Most of the Company's books are updated once or twice per year with inserts to keep the material current. The Company focuses on publishing books that cover particularly dynamic areas of law that lend themselves to frequent supplementation.

    The Company most often develops the concept for a new book and then solicits an author to write the text. However, in certain cases, the Company has received unsolicited manuscripts which it has ultimately published. Authors who have written books for the Company include prominent attorneys and judges such as Martin Lipton, Judge Jed Rakoff, James Freund and James Goodale.

    Historically, most of ALM's books have focused on state issues, while NLP's books have dealt primarily with national legal topics. The following tables set forth the Company's current offering of books:

                                     BOOKS
                            STATE AND LOCAL SUBJECTS

Connecticut Appellate Practice and Procedure

Connecticut Criminal Caselaw Handbook

Connecticut Foreclosures

Connecticut Labor and Employment Law

Connecticut Summary Process Manual

Connecticut Unfair Trade Practices Act

Connecticut Uninsured and Underinsured Motorist

Courtroom Success: A View From the Bench

Dallas County Bench Book (Texas)

Encyclopedia of New Jersey Causes of Action

Georgia Bench Book

Guide to Connecticut Limited Liability Companies

Handbook of Forms for the Connecticut Family Lawyer

Harris County Bench Book (Texas)

Insurance Laws

Marketing and Maintaining a Family Law Mediation Practice

Mediation: A Texas Practice Guide

New Jersey Employment Law

New Jersey Insurance Law

New Jersey Product Liability Law

Pleadings and Pretrial Practice (Connecticut)

Representing Clients in Mediation

Tarrant County Bench Book (Texas)

Travis County Bench Book (Texas)

Texas Criminal Codes and Rules

Texas Legal Malpractice

Texas Legal Research

Visiting Judges Bench Book

                                     BOOKS
                               NATIONAL SUBJECTS

A Practical Guide to Equal Employment Opportunity

A Practical Guide to the Occupational Safety and Health Act

Acquisitions Under the Hart-Scott-Rodino Antitrust Improvements Act

All About Cable

Anatomy of a Merger: Strategies and Techniquesfor Negotiating Corporate
  Acquisitions

Antitrust Basics

Antitrust: An Economic Approach

Changing the Situs of a Trust

Class Actions: The Law of 50 States

Communications Law and Practice

Computer Law: Drafting and Negotiating Forms and Agreements

Corporate Internal Investigations

Corporate Sentencing Guidelines: Compliance and Mitigation

Divorce, Separation and the Distribution of Property

Doing Business on the Internet

Due Diligence in Business Transactions

Employee Benefits Law: ERISA and Beyond

Raoul Felder's Encyclopedia of Matrimonial Clauses

Environmental Enforcement: Civil and Criminal

Environmental Law Lexicon

Environmental Regulation of Real Property

Estate Planning

Executive Compensation

Executive Stock Options and Stock Appreciation Rights

Federal Bank Holding Company Law

Federal Rules of Civil Procedure

Federal Taxation of Intellectual Property Transfers

Federal Taxation of Real Estate

Federal Taxation of S Corporations

Federal Trade Commission: Law, Practice and Procedure

Ferrara on Insider Trading and The Wall

Franchising: Realities and Remedies

Franchising: Realities and Remedies Forms Volume

Going Private

Ground Leases and Land Acquisition Contracts

Health Care Fraud

Hospital Liability

"I'd Rather Do It Myself": How to Set Up Your Own Law Firm

Insurance Coverage Disputes

Intellectual Property Law: Commercial, Creative and Industrial Property

Internet and Online Law

Law and Business in the European Single Market

Law Firm Accounting and Financial Management

Lawyering: A Realistic Approach to Legal Practice

Legal Research and Law Library Management

Lender Liability and Banking Litigation

Licensing of Intellectual Property

Marketing the Law Firm: Business Development Techniques

Maximizing Law Firm Profitability: Hiring, Training and Developing Productive
  Lawyers

Merit Systems Protection Board: Rights and Remedies

Model Terms of Engagement

Modern Visual Evidence

Multifamily Housing: Federal Programs for the Private Sector

Multimedia Law: Forms and Analysis

Negotiated Acquisitions of Companies, Subsidiaries and Divisions

Negotiating and Drafting Office Leases

Negotiation: Strategies for Law and Business

Partnership and Joint Venture Agreements

Private Real Estate Syndications

Product Liability

Product Liability: Winning Strategies and Techniques

Products Liability: Recreation and Sports Equipment

Real Estate, A Guide for the Profession

Real Estate Financing

Reducing Personal Income Taxes: A Guide to Deductions and Credits

Reorganizations under Chapter 11 of the Bankruptcy Code

RICO: Civil and Criminal, Law and Strategy

Savings Institutions: Mergers, Acquisitions and Conversions

Securities Regulation: Liabilities and Remedies

Sex Discrimination and Sexual Harassment in the Workplace

Shareholder Derivative Litigation: Besieging the Board

Shopping Center and Store Leases

Start-Up Companies: Planning, Financing and Operating the Successful Business

State Antitrust Law

Structured Settlements and Periodic Payment Judgments

Takeovers and Freezeouts

Tax Aspects of Divorce and Separation

The Law and Practice of Secured Transactions: Working with Article 9

The Preparation and Trial of Medical Malpractice Cases

Trade Secrets

Travel Law

Use of Statistics in Equal Employment Opportunity Litigation

White Collar Crime: Business and Regulatory Offenses

Winning Attorney's Fees from the U.S. Government

    SEMINARS AND CONFERENCES. The Company conducts a number of seminars and conferences for lawyers and other professionals in related fields. The Company's seminars complement its other products and services both by serving as powerful marketing vehicles for the Company's existing books and newsletters, and by generating ideas for new seminars, books and newsletters. Seminars also introduce the Company to lawyers who may subsequently write articles or books for the Company.

    In addition to its seminar business, the Company operates a small number of conferences. While its seminars typically involve one or more speakers making presentations to groups of 75-250 people, conferences generally feature an array of booths and presentations from various participants over the course of several days. The Company currently operates four conferences, and plans to coordinate additional related conferences in the coming years.

    The following table sets forth the seminars and conferences held in 1997:

                                    SEMINARS

New Jersey Civil Caselaw Review

Acquisitions of Subsidiaries, Divisions and Private Companies

The American Lawyer's Management Roundtable

The Art of Due Diligence and Related Drafting Techniques

Baker's Dozen: Using 13 Recent Supreme Court Cases to Improve Your Personal
  Injury Practice

Computer Law: Negotiating Complex Transactions

Distribution and Dealer Termination

Employment Compensation Strategies

Entire Controversy Pathfinder

General Counsel Conference

Transferring and Protecting Intellectual Property in Mergers and Acquisitions

Joint Ventures & Strategic Alliances

Law Firm Financial Management and Accounting

Lead Liability Litigation: Legal and Business Issues

Legal and Business Aspects of the Internet

Legal Ethics in the Electronic Age

Negotiating Contracts in the Entertainment Industry

Negotiating Corporate Acquisitions

Obstetrical Malpractice: Failure to Diagnose Fetal Distress

Securities Practice in the Electronic Era

Sports Law: Representing and Advising Athletes, Teams, Leagues and Sports
  Associations

Trial of an Obstetrical Malpractice Case

Valuation of a Professional Practice

                                  CONFERENCES

Law Tech

Legal Tech Net

Southeastern Law Tech

    INTERNET SERVICES. The Company operates several leading legal websites including LAW JOURNAL EXTRA!, COUNSEL CONNECT, CAL LAW, ILLINOIS LAW and TEXAS LAW. LAW JOURNAL EXTRA!, the largest commercial legal website, provides up-to-date legal news and information from NLP's publications as well as a variety of other sources as a convenient gateway to other legal information on the Internet. COUNSEL CONNECT, the leading subscription-based website, offers subscribers a wide range of legal information, including various online seminars and discussion groups, legal news and other services that assist attorneys in the day-to-day practice of law. While COUNSEL CONNECT is the leading subscriber-based legal website, the rapid evolution of the Internet has rendered its business model uneconomic. As such, the Company is in the process of discontinuing COUNSEL CONNECT and transferring those elements of the service with a strong subscriber following as well as COUNSEL CONNECT'S trade name, subscriber lists and related technology to a new enhanced service.

    OTHER PRODUCTS AND SERVICES. The Company's uniquely focused customer base and extensive access to legal information has enabled the Company to create a wide array of ancillary businesses, including: (i)
MA/3000-Registered Trademark-, a case tracking and docketing software package that allows litigators in New York to track court activity published in the NEW YORK LAW JOURNAL, and (ii) DAILY DECISION SERVICE-TM-, a service which offers subscribers faxed copies on request of both published and unpublished New Jersey state and federal court opinions.

PRINTING AND DISTRIBUTION

    Layouts for the Company's publications are prepared in-house, while the large majority of the Company's printing activities, and all of its distribution activities, are outsourced.

COMPETITION

    The Company competes for advertising and subscription revenues with publishers of special-interest legal newspapers and magazines with similar editorial content. However, in most of the Company's markets, its newspaper is the only newspaper focused on serving the legal community. The Company also competes for advertising revenues with other national legal publications, as well as general-interest magazines and other forms of media, including broadcast and cable television, radio, direct marketing and electronic media. Factors which may affect competition for advertisers include effective costs of such advertising compared to other forms of media, and the size and characteristics of the readership of the Company's publications. The Company also faces significant competition from other legal publishers and legal service providers in its ancillary products and services business.

INTELLECTUAL PROPERTY

    The Company owns a number of registered and unregistered trademarks for use in connection with its business, including trademarks in the titles of its major periodicals such as THE AMERICAN LAWYER-Registered Trademark-, CORPORATE COUNSEL MAGAZINE-TM-, THE NATIONAL LAW JOURNAL-Registered Trademark-, and NEW YORK LAW JOURNAL-Registered Trademark-. Provided that trademarks remain in continuous use in connection with similar goods or services, their term can be perpetual, subject, with respect to registered trademarks, to the timely renewal of such registrations in the United States Patent and Trademark Office.

    The Company approaches copyright ownership with respect to its publications in the same manner as is customary within the publishing industry generally. Consequently, the Company owns the copyright in all of its newspapers, magazines and newsletters, as compilations, and also owns the copyright in most of its books. With respect to the specific articles in its publications, the Company generally obtains the assignment of all right, title and interest in original materials created by the Company's full-time journalists and editors as well as by paid contributors. For articles authored by outside contributors, the Company generally obtains only the exclusive "first-time publication" and non-exclusive republication rights. Judicial opinions, court schedules and docketing information are provided to the Company directly by the courts, on a non-exclusive basis, and is public information. The Company also claims ownership of the copyright in its MA/3000-Registered Trademark- tracking and docketing software. See "--Product Lines." Copyrights in software can be enforced against plagiarists of the source code or the copyrightable "look and feel" of the program, but do not protect the concepts and ideas contained in the program, nor do they prevent others from developing a competing case tracking and docketing program.

    The Company licenses the content of certain of its publications and forms to third parties, including West Publishing Company, and LEXIS/NEXIS, on a non-exclusive basis, for republication and dissemination on electronic databases marketed by the licensees. After the expiration of their initial terms (the latest of which is October 1999), the licenses automatically renew, subject to either parties' right to terminate at the end of each subsequent term.

    Some of the Company's products, such as the DAILY DECISION SERVICE-TM-, utilize the extensive databases of court decisions compiled by the Company. The Company also has extensive subscriber and other customer databases which it believes would be extremely difficult to replicate. The Company attempts to protect these databases and lists as trade secrets by restricting access thereto and/or by the use of non-disclosure agreements. There can be no assurance, however, that the means taken to protect the confidentiality of these items will be sufficient, or that others will not independently develop similar databases and customer lists.

EMPLOYEES AND LABOR RELATIONS

    As of December 31, 1997, the Company employed approximately 735 full-time employees, 20 of whom are subject to a single collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

RECENT TRANSACTIONS

    LEGALTECH ACQUISITION. On March 3, 1998, a newly formed wholly-owned subsidiary of the Company purchased all of the assets and assumed certain of the liabilities related to Corporate Presentations, Inc. ("LegalTech" or "Corporate Presentations") for approximately $10.8 million in cash (the "LegalTech Acquisition"). The Company funded the LegalTech Acquisition with available cash flow.

    Corporate Presentations is a leading producer of trade shows and conferences relating to law practice technology. Under its LegalTech-Registered Trademark-tradename, Corporate Presentations produces conferences and exhibitions in New York City, Los Angeles, Chicago, Atlanta and Washington. The conferences are generally three-day events that include vendor exhibits, a seminar program and a variety of workshops and focus sessions. Attendees typically include attorneys in private practice, corporate counsel, law firm administrators and information technology personnel, while exhibitors include a wide variety of software, hardware, publishing and other technology product related companies.

    LEGAL COMMUNICATIONS, LTD. ACQUISITION. On March 31, 1998, the Company and a wholly-owned subsidiary of the Company entered into a definitive agreement with Legal Communications, Ltd. ("LCL"), to acquire, effective as of April 1, 1998, substantially all of the legal publishing-related assets and to assume certain liabilities of LCL for an aggregate purchase price of $20 million in cash subject to changes in the net worth of LCL between December 31, 1997 and March 31, 1998 (the "LCL Acquisition").

    LCL is a multi-media publisher of regional publications serving primarily the Pennsylvania statewide legal community and the metropolitan Philadelphia legal community. LCL publishes through four divisions: (i) the newspaper/newsletter division; (ii) the reference text division; (iii) the specialty publishing division; and (iv) the electronic publishing division. The newspaper/newsletter division is anchored by THE LEGAL INTELLIGENCER, a daily newspaper serving metropolitan Philadelphia. The newspaper/newsletter division also produces a weekly newspaper, PENNSYLVANIA LAW WEEKLY, and a monthly newsletter, legal.online, which is offered in both print and electronic form. The reference text division offers digested court information and decisions through a series of texts. The specialty publishing division provides third-party services for the Philadelphia Bar Association and the Pennsylvania Trial Lawyers Association (the "Associations"). LCL's relationships with the Associations enables LCL to have access to more than 25,000 attorneys in Pennsylvania. The electronic publishing division provides access to content and to assorted company products through a set of internet sites, foremost among them PALAWNET, a paid-access site comprised of all the current and archival content of LCL's publications.

    REVOLVING CREDIT FACILITY. On March 25, 1998, the Company entered into a $40 million, five-year senior secured revolving credit facility (the "Revolving Credit Facility") with a group of banks to be available for working capital and general corporate purposes, including acquisitions and capital expenditures.

    The Revolving Credit Facility is guaranteed by Holdings and by all existing and future subsidiaries of ALM. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of ALM and its existing and future domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by Holdings of all of the stock of ALM. The Revolving Credit Facility contains customary covenants commensurate with the size of the Revolving Credit Facility that restrict the ability of ALM and its subsidiaries to take certain actions.

    ADDITIONAL EQUITY CONTRIBUTION. On April 14, 1998, Holdings contributed an aggregate of $15 million to the equity capital of the Company. The proceeds of the equity contribution are intended to be used to fund acquisitions and to provide capital for aggressive internal growth.

ITEM 2. PROPERTIES

    The Company operates from various locations throughout the United States. Its corporate headquarters are based in New York. Information relating to the Company's corporate headquarters and other significant regional offices which are owned or leased is set forth in the following table:

                                                                                                        LEASE
STREET ADDRESS                                                 CITY/STATE         SQUARE FOOTAGE     EXPIRATION
-------------------------------------------------------  -----------------------  ---------------  ---------------

345 Park Avenue South..................................  New York, NY                   55,000         Sept. 2008

600 Third Avenue.......................................  New York, NY                   23,125          Dec. 1998

238 Mulberry Street....................................  Newark, NJ                      7,022          Dec. 2006

625 Polk Street........................................  San Francisco, CA               7,100          Apr. 2000

900 Jackson Street.....................................  Dallas, TX                     10,190          Dec. 2003

1005 Congress Street...................................  Austin, TX                      1,992           May 1999

815 Walker Street......................................  Houston, TX                     1,724           May 2001

190 Pryor Street, S.W..................................  Atlanta, GA                    20,000              Owned

1730 M Street, N.W.....................................  Washington, DC                  8,856          Mar. 2001

1 Post Road............................................  Fairfield, CT                   6,520          Dec. 2002

1 S.E. Third Avenue....................................  Miami, FL                      19,742         Sept. 2004

150 N.E. 7th Street....................................  Miami, FL                      17,001         Sept. 2004

633 South Andrews Avenue...............................  Fort Lauderdale, FL             3,408          Jan. 1998

100 South Dixie Highway................................  W. Palm Beach, FL               3,053          Jan. 1999

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on its financial condition or on the results of its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MARKETS

    The Company is a wholly owned subsidiary of American Lawyer Media Holdings, Inc. There is no public trading market for the Company's common stock.

    The Company has never paid any cash dividends on its common stock.

ITEM 6. SELECTED FINANCIAL DATA

    The following tables present selected historical financial information (i) for Old ALM, as of and for the years ended December 31, 1993, 1994, 1995 and 1996, (ii) for NLP, as of and for the years ended December 31, 1993, 1994, 1995 and 1996, (iii) for Old ALM, as of and for the seven months ended July 31, 1997,
(iv) for the Company, as of and for the five months ended December 31, 1997, and
(v) for NLP, as of and for the period from January 1, 1997 through December 21, 1997. The financial data for the Company, as of and for the five months ended December 31, 1997 and the financial data for Old ALM for the seven months ended July 31, 1997 and the years ended December 31, 1995 and 1996 were derived from financial statements audited by Arthur Andersen LLP. The financial data for NLP as of and for the period from January 1, 1997 through December 21, 1997 were derived from financial statements audited by Arthur Andersen LLP and financial data for NLP for the years ended December 31, 1995 and 1996 were derived from financial statements audited by Leslie Sufrin and Company, P.C. The audited financial statements and the related notes thereto are included elsewhere in this Report. Unaudited financial data include (i) Old ALM financial data for the years ended December 31, 1993 and 1994 and (ii) NLP financial data for the years ended December 31, 1993 and 1994. In the opinion of management such unaudited financial data have been prepared on the same basis as the audited financial statements included elsewhere herein, and include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes thereto included elsewhere in this Report. See "Index to Financial Statements."

                          AMERICAN LAWYER MEDIA, L.P.

                        AND AMERICAN LAWYER MEDIA, INC.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

                                                                     PREDECESSOR COMPANY                          AMERICAN
                                                  ---------------------------------------------------------        LAWYER
                                                                                                                 MEDIA INC.
                                                           YEARS ENDED DECEMBER 31,           SEVEN MONTHS       FIVE MONTHS
                                                  ------------------------------------------      ENDED             ENDED
                                                    1993       1994       1995       1996     JULY 31, 1997   DEEMBER 31, 1997
                                                  ---------  ---------  ---------  ---------  -------------  -------------------
                                                                                  (IN THOUSANDS)
OPERATING DATA:
Revenues:
  Periodicals:
    Advertising.................................  $  22,569  $  23,872  $  25,037  $  26,659    $  18,146         $  13,410
    Subscription................................     10,242     10,483     10,884     11,304        6,719             5,260
  Ancillary Products and Services...............      7,374      7,980      8,387      8,467        4,532             4,142
  Internet Services.............................        135        685      3,238      5,474        2,148                40
                                                  ---------  ---------  ---------  ---------  -------------         -------
      Total Revenues............................     40,320     43,020     47,546     51,904       31,545            22,852
                                                  ---------  ---------  ---------  ---------  -------------         -------
Operating Costs and Expenses:
  Editorial.....................................      7,109      7,075      7,073      7,141        4,023             3,323
  Production and Distribution...................     10,678     11,170     12,587     12,469        6,919             5,766
  Selling.......................................      6,662      7,208      6,913      7,479        4,640             3,656
  General and Administrative....................     15,303     15,790     16,506     16,829        9,531             7,145
  Internet Services.............................      2,634      7,760     10,854     11,886        6,464                43
  Depreciation and Amortization.................      4,047      3,506      2,680      2,488        1,590             3,273
  Shutdown of ALM Internet Services.............     --         --         --         --           --                 4,823
                                                  ---------  ---------  ---------  ---------  -------------         -------
      Total Operating Costs and Expenses........     46,433     52,509     56,613     58,292       33,167            28,029
                                                  ---------  ---------  ---------  ---------  -------------         -------
      Operating (loss)..........................     (6,113)    (9,489)    (9,067)    (6,388)      (1,622)           (5,177)
Interest expense, net...........................       (478)      (667)    (1,384)    (1,972)      (1,420)           (2,420)
                                                  ---------  ---------  ---------  ---------  -------------         -------
(Loss) before minority interest.................     (6,591)   (10,156)   (10,451)    (8,360)      (3,042)           (7,597)
Minority interest...............................     --          1,847      2,334        172       --                --
                                                  ---------  ---------  ---------  ---------  -------------         -------
Net (loss)......................................  $  (6,591) $  (8,309) $  (8,117) $  (8,188)   $  (3,042)        $  (7,597)
                                                  ---------  ---------  ---------  ---------  -------------         -------
                                                  ---------  ---------  ---------  ---------  -------------         -------
BALANCE SHEET DATA:
(At End of Period)
Working capital (deficit).......................  $  (6,571) $  (6,376) $  (7,066) $  (7,009)   $  (5,895)        $  (6,846)
Total assets....................................     20,896     20,931     19,313     19,482       18,982           364,172
Long-term debt (including current maturities)...     11,212     13,524     22,114     30,150       34,742           175,000
Partners' (deficit) and Stockholder's equity....     (3,332)   (11,647)   (19,759)   (26,300)     (29,342)          101,178
OTHER DATA:
EBITDA: (1)
  Periodicals and Ancillary Products and
    Services....................................  $     433  $   1,092  $   1,229  $   2,512    $   4,284         $   2,922
  Internet Services.............................     (2,499)    (7,075)    (7,616)    (6,412)      (4,316)           (4,826)
                                                  ---------  ---------  ---------  ---------  -------------         -------
      Total                                       $  (2,066) $  (5,983) $  (6,387) $  (3,900)   $     (32)        $  (1,904)
                                                  ---------  ---------  ---------  ---------  -------------         -------
                                                  ---------  ---------  ---------  ---------  -------------         -------
Capital Expenditures:
  Periodicals and Ancillary Products and
    Services....................................  $     878  $   1,102  $     864  $   1,118    $     439         $     357
  Internet Services.............................        210        386        617      1,084        1,532                 7
                                                  ---------  ---------  ---------  ---------  -------------         -------
      Total.....................................  $   1,088  $   1,488  $   1,481  $   2,202    $   1,971         $     364
                                                  ---------  ---------  ---------  ---------  -------------         -------
                                                  ---------  ---------  ---------  ---------  -------------         -------

------------------------

(1) "EBITDA" is defined as income before interest, income taxes, depreciation and amortization and gain on sale of assets. EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP"). Items excluded from income in calculating EBITDA are significant components in understanding and evaluating Old ALM's and ALM's financial performance. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity, management understands that EBITDA is customarily used in evaluating publishing companies. The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

                                                                                                          PERIOD FROM
                                                                  YEAR ENDED DECEMBER 31,               JANUARY 1, 1997
                                                         ------------------------------------------         THROUGH
                                                           1993       1994       1995       1996       DECEMBER 21, 1997
                                                         ---------  ---------  ---------  ---------  ---------------------
                                                                                  (IN THOUSANDS)
OPERATING DATA:
Revenues:
  Periodicals:
    Advertising........................................  $  16,546  $  18,612  $  21,387  $  23,319        $  26,402
    Subscription.......................................      8,610      9,105      9,694      9,759            9,504
  Ancillary Products and Services......................     10,824     11,437     12,729     13,398           13,926
  Internet Services....................................     --         --            264        747            1,109
                                                         ---------  ---------  ---------  ---------          -------
      Total Revenues...................................     35,980     39,154     44,074     47,223           50,941
                                                         ---------  ---------  ---------  ---------          -------
Operating Costs and Expenses:
  Editorial............................................      4,811      5,451      5,778      5,929            5,837
  Production and Distribution..........................      7,009      7,621      8,146      8,679            9,872
  Selling..............................................      7,693      8,831      9,776      8,991            8,211
  General and Administrative...........................      7,109      7,726      7,620      8,047            8,722
  Internet Services....................................     --         --          2,947      1,704            1,657
  Depreciation and Amortization........................      3,087      3,130      6,329      7,487            7,283
  Special Compensation Charge..........................     --         --         --         --                6,926
                                                         ---------  ---------  ---------  ---------          -------
      Total Operating Costs and Expenses...............     29,709     32,759     40,596     40,837           48,508
                                                         ---------  ---------  ---------  ---------          -------
      Operating income.................................      6,271      6,395      3,478      6,386            2,433
Interest expense, net..................................     (4,487)    (4,734)    (5,458)    (6,013)          (5,137)
Other income (expense).................................       (284)      (320)      (211)       181               --
                                                         ---------  ---------  ---------  ---------          -------
Income (loss) before income taxes......................      1,500      1,341     (2,191)       554            2,704
Benefit (provision) for income taxes...................       (777)      (763)       523     (3,007)          (2,508)
                                                         ---------  ---------  ---------  ---------          -------
Net income (loss) before cumulative effect of change in
  accounting principle.................................        723        578     (1,668)    (2,453)          (5,212)
Cumulative effect of change in accounting principle....      4,046     --         --         --               --
                                                         ---------  ---------  ---------  ---------          -------
Net income (loss)......................................  $   4,769  $     578  $  (1,668) $  (2,453)       $  (5,212)
                                                         ---------  ---------  ---------  ---------          -------
                                                         ---------  ---------  ---------  ---------          -------
BALANCE SHEET DATA:
(At End of Period)
Working capital (deficit)..............................  $  (1,532) $  (2,868) $  (4,717) $  (2,081)       $  (2,204)
Total assets...........................................     20,886     21,217    154,125    147,311          139,610
Long-term debt (including current maturities)..........     45,500     54,600     70,900     70,300           59,500
Stockholders' equity (deficit).........................    (33,945)   (44,842)    65,620     63,167           64,782
OTHER DATA:
EBITDA: (1)
  Periodicals and Ancillary Products and Services......  $   9,358  $   9,525  $  12,490  $  14,830        $  10,264
  Internet Services....................................     --         --         (2,683)      (957)            (548)
                                                         ---------  ---------  ---------  ---------          -------
      Total............................................  $   9,358  $   9,525  $   9,807  $  13,873        $   9,716
                                                         ---------  ---------  ---------  ---------          -------
                                                         ---------  ---------  ---------  ---------          -------
Capital Expenditures:
  Periodicals and Ancillary Products and Services......  $     739  $   1,511  $     436  $     486        $     473
  Internet Services....................................     --            296        172         26               42
                                                         ---------  ---------  ---------  ---------          -------
  Total................................................  $     739  $   1,807  $     608  $     512        $     515
                                                         ---------  ---------  ---------  ---------          -------
                                                         ---------  ---------  ---------  ---------          -------

------------------------

(1) EBITDA is not a measure of performance under GAAP. Items excluded from income in calculating EBITDA are significant components in understanding and evaluating NLP's financial performance. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity, management understands that EBITDA is customarily used in evaluating publishing companies. The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND THE HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-K.

OVERVIEW

    In August 1997, the Investors, through ALM, consummated the ALM Acquisition, and in December 1997, ALM consummated the NLP Acquisition. The Acquisitions have been accounted for using the purchase method of accounting. The results of operations of Old ALM have been included in the financial statements of the Company since August 1, 1997, the effective date of the ALM Acquisition, and the results of operations of NLP have been included in the financial statements of the Company since December 22, 1997, the closing date of the NLP Acquisition. As a result, the Acquisitions will prospectively affect the Company's results of operations in certain significant respects. In connection with the ALM Acquisition, the purchase price was $63.0 million and the excess of the purchase price over the book value of net tangible assets acquired was $67.7 million. The aggregate purchase price for the NLP Acquisition was $203.2 million, and the excess of the purchase price over the book value of net tangible assets acquired was $257.6 million. The excess purchase price of both Acquisitions has been allocated to the tangible and intangible assets acquired by the Company based upon their respective fair values as of the acquisition date.

RESULTS OF OPERATIONS--ALM

    REVENUE RECOGNITION. ALM recognizes advertising revenues on the issue date of the related publications. Advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices. Advertising fees billed and/or received for advertisements to be released in future months are included in deferred revenue. Subscription revenues are deferred and recognized on a pro rata basis over the term of the related subscription, principally one year. Ancillary products and services revenues consist primarily of sales of professional books, subscriptions to newsletters, seminar and conference income and income from electronic products. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as periodical subscription revenues. Seminar and conference revenues are recognized when the seminar or conference is held.

    YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    The following discussion for the year ended December 31, 1997 is derived from the financial information for Old ALM for the seven months ended July 31, 1997 and for ALM for the five months ended December 31, 1997, including adjustments for the ALM Acquisition and financial information for NLP for the period from December 22, 1997 through December 31, 1997. As a result, the financial information for the combined year ended December 31, 1997 has not been prepared on a basis in conformity with GAAP.

    The following table presents the calculation for such combined period and for the year ended December 31, 1996 (in thousands):

                                                                           AMERICAN LAWYER MEDIA,
                                                       OLD ALM                      INC.
                                              --------------------------  ------------------------
                                                 YEAR                     FIVE MONTHS   COMBINED
                                                 ENDED     SEVEN MONTHS      ENDED     YEAR ENDED
                                               DECEMBER        ENDED       DECEMBER     DECEMBER
                                                  31,        JULY 31,         31,          31,
                                                 1996          1997          1997         1997
                                              -----------  -------------  -----------  -----------
OPERATING DATA:
Revenues:
Periodicals
  Advertising...............................      26,659        18,146        13,410       31,556
  Subscription..............................      11,304         6,719         5,260       11,979
Ancillary Products and Services.............       8,467         4,532         4,142        8,674
Internet Services...........................       5,474         2,148            40        2,188
                                              -----------       ------    -----------  -----------
      Total revenues........................      51,904        31,545        22,852       54,397
                                              -----------       ------    -----------  -----------
Operating Costs and Expenses:
Editorial...................................       7,141         4,023         3,323        7,346
Production and Distribution.................      12,469         6,919         5,766       12,685
Selling.....................................       7,479         4,640         3,656        8,296
General and Administrative..................      16,829         9,531         7,145       16,676
Internet Services...........................      11,886         6,464            43        6,507
Depreciation and Amortization...............       2,488         1,590         3,273        4,863
Shutdown of ALM Internet Services...........          --            --         4,823        4,823
                                              -----------       ------    -----------  -----------
      Total Operating Costs and Expenses....      58,292        33,167        28,029       61,196
                                              -----------       ------    -----------  -----------
      Operating (loss)......................      (6,388)       (1,622)       (5,177)      (6,799)
                                              -----------       ------    -----------  -----------
                                              -----------       ------    -----------  -----------

    INTERNET SERVICES. ALM is in the process of discontinuing its COUNSEL CONNECT internet service and transferring the most viable components of that service into a new, enhanced service that better capitalizes on the combined companies' unparalleled access to legal information and, as a result, the following comparison of the years ended December 31, 1996 and 1997 excludes operating data relating to COUNSEL CONNECT. Management believes that such a comparison provides a meaningful discussion of ALM's results of operations for such periods.

    Net operating losses for Internet Services were $6.4 million for the year ended December 31, 1996 and $9.1 million for the year ended December 31, 1997. The historical financial data for ALM for the five months ended December 31, 1997 includes expenses of $4.8 million related to the shutdown. This amount includes Internet Services net operating loss of $1.8 million as well as a provision of $3.0 million to cover severance costs, uncollectible receivables, write down of computer and network equipment and the termination or restructuring of certain contracts related to network services that provided internet access.

    OVERVIEW. Net revenues (excluding Internet Services) increased $5.8 million, or 12.4%, from $46.4 million for the year ended December 31, 1996 to $52.2 million for the year ended December 31, 1997. Total operating costs and expenses (excluding Internet Services) increased $3.5 million, or 7.5%, from $46.4 million to $49.9 million over the same periods. Operating income (excluding Internet Services) increased $2.3 million from breakeven for the year ended December 31, 1996 to $2.3 million for the year ended December 31, 1997 while EBITDA increased $4.7 million from $2.5 million to $7.2 million over the same periods.

    REVENUES. Advertising revenues increased $4.9 million, or 18.4%, from $26.7 million for the year ended December 31, 1996 to $31.6 million for the year ended December 31, 1997. The increase in advertising revenues was primarily attributable to an increase in the total volume of advertising pages stemming, in part, from both the increase in the frequency of CORPORATE COUNSEL MAGAZINE and from strong legal industry trends.

    Subscription revenues increased $0.7 million, or 6.0%, from $11.3 million for the year ended December 31, 1996 to $12.0 million for the year ended December 31, 1997. While total paid circulation remained essentially constant, subscription rates increased relative to the same period in 1996. A portion of the increase in subscription revenues was also attributable to ALM's newly initiated efforts to convert its CORPORATE COUNSEL MAGAZINE from free distribution to a paid subscriber base as well as the inclusion of NLP's subscription revenue for the period from December 22, 1997 through December 31, 1997 of $0.3 million.

    Revenues from ancillary products and services increased $0.2 million, or 2.4%, from $8.5 million for the year ended December 31, 1996 to $8.7 million for the year ended December 31, 1997. The increase is due to the inclusion of NLP's ancillary revenue of $0.5 million for the period from December 22, 1997 through December 31, 1997.

    OPERATING EXPENSES. Total operating costs and expenses (excluding Internet Services) increased $3.5 million, or 7.5%, from $46.4 million for the year ended December 31, 1996 to $49.9 million for the year ended December 31, 1997. Editorial expenses increased $0.2 million, or 2.9%, from $7.1 million for the year ended December 31, 1996 to $7.4 million for the year ended December 31, 1997 due to the inclusion of NLP's editorial expenses of $0.2 million for the period from December 22, 1997 through December 31, 1997. Production and distribution expenses increased $0.2 million, or 1.7%, from $12.5 million for the year ended December 31, 1996 to $12.7 million for the year ended December 31, 1997 due to the inclusion of NLP's production and distribution cost of $0.3 million for the period from December 22, 1997 through December 31, 1997. Selling expenses increased $0.8 million, or 10.9%, from $7.5 million for the year ended December 31, 1996 to $8.3 million for the year ended December 31, 1997. This increase was a direct result of increased advertising sales and associated commissions as well as the inclusion of $0.4 million of NLP expenses for the period from December 22, 1997 through December 31, 1997. General and administrative expenses decreased $0.2 million, or 0.9%, from $16.8 million to $16.7 million over the same periods. This decrease was due, in part, to the elimination in 1997 of certain executive bonus compensation for the former Chairman of Old ALM, who resigned prior to the ALM Acquisition.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses were $2.5 million for the year ended December 31, 1996 and $4.9 million for the year ended December 31, 1997. These expenses are not comparable for the two periods due to purchase accounting adjustments related to the ALM and NLP Acquisitions. Amortization of goodwill and intangibles related to the acquisitions for the five months ended December 31, 1997 was $2.4 million.

    OPERATING INCOME. As a result of the foregoing factors, operating income (excluding Internet Services) increased $2.3 million from breakeven for the year ended December 31, 1996 to $2.3 million for the year ended December 31, 1997. EBITDA increased $4.7 million from $2.5 million for the year ended December 31, 1996 to $7.2 million for the year ended December 31, 1997.

    CAPITAL EXPENDITURES. Capital expenditures for the year ended December 31, 1997 were $0.8 million excluding $1.5 million for Internet Services. The majority of such expenditures related to ongoing activities. Capital expenditures for the year ended December 31, 1996 were $1.1 million excluding $1.1 million for Internet Services.

    YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    OVERVIEW. Net revenues increased $4.4 million, or 9.2%, from $47.5 million for the year ended December 31, 1995 to $51.9 million for the year ended December 31, 1996. Excluding Internet Services, revenues increased $2.1 million, or 4.8%, from $44.3 million to $46.4 million. Operating costs and expenses increased $1.7 million, or 3.0%, from $56.6 million to $58.3 million while operating costs and expenses excluding Internet Services increased $0.6 million, or 1.4%, from $45.8 million to $46.4 million. Operating loss decreased $2.7 million, or 29.5%, from $9.1 million for the year ended December 31, 1995 to $6.4 million for the year ended December 31, 1996. Excluding Internet Services, operating income increased $1.5 million from an operating loss of $1.5 million for the year ended December 31, 1995 to breakeven for the year ended December 31, 1996. EBITDA increased $2.5 million from a loss of $6.4 million for the year ended December 31, 1995 to a loss of $3.9 million for the year ended December 31, 1996. Excluding Internet Services, EBITDA increased $1.3 million, or 104.4%, from $1.2 million to $2.5 million.

    REVENUES. Advertising revenues increased $1.6 million, or 6.5%, from $25.0 million for the year ended December 31, 1995 to $26.7 million for the year ended December 31, 1996. This increase was attributable, in large part, to a marked increase in advertising volume caused both by heightened demand for law-related advertising in general and by the introduction of a new publication, AMLAW TECH. This new magazine, coupled with an additional issue of CORPORATE COUNSEL MAGAZINE, resulted in increased total advertising pages in 1996. In its first year of publication, AMLAW TECH generated $0.5 million of advertising revenues. Advertising revenue growth is also due, in part, to an increase in advertising rates.

    Subscription revenues increased $0.4 million, or 3.9%, from $10.9 million for the year ended December 31, 1995 to $11.3 million for the year ended December 31, 1996. An increase in subscription rates was offset, in part, by a minimal decrease in circulation.

    Revenues from ancillary products and services increased $0.1 million, or 1.0%, from $8.4 million for the year ended December 31, 1995 to $8.5 million for the year ended December 31, 1996. This increase was due, in part, to the introduction of a new regional lecture series, partially offset by a decrease in revenues at ALM's printing facilities.

    Revenues from Internet Services increased $2.2 million, or 69.1%, from $3.2 million for the year ended December 31, 1995 to $5.5 million for the year ended December 31, 1996. This increase resulted from increased usage stemming from heightened interest in law-related issues. Increased revenues were specifically attributable to an increase in both the number of subscribers and subscription rates.

    OPERATING EXPENSES. Operating costs and expenses increased $1.7 million, or 3.0%, from $56.6 million for the year ended December 31, 1995 to $58.3 million for the year ended December 31, 1996. Editorial expenses remained essentially constant at $7.1 million for the years ended December 31, 1995 and December 31, 1996. Production and distribution expenses decreased $0.1 million, or 0.9%, from $12.6 million for the year ended December 31, 1995 to $12.5 million for the year ended December 31, 1996. The additional costs associated with the publication of a new quarterly magazine, AMLAW TECH, were offset by cost reductions at ALM's printing facilities. Selling expenses increased $0.6 million, or 8.2%, from $6.9 million for the year ended December 31, 1995 to $7.5 million for the year ended December 31, 1996. This increase was a direct result of increased advertising sales and associated commissions. General and administrative expenses increased by $0.3 million, or 2.0%, from $16.5 million for the year ended December 31, 1995 to $16.8 million for the year ended December 31, 1996. The majority of this increase was attributable to an increase in employee benefit expenses. Internet Services expenses increased $1.0 million, or 9.5%, from $10.9 million for the year ended December 31, 1995 to $11.9 million for the year ended December 31, 1996. This increase was due both to increased costs associated with growing customer usage and to operating expenses related to COUNSEL CONNECT'S transition from a proprietary system to an internet-based system.

    DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses decreased $0.2 million, or 7.2%, from $2.7 million for the year ended December 31, 1995 to $2.5 million for the year ended December 31, 1996.

    OPERATING INCOME. As a result of the above factors, operating loss decreased $2.7 million, or 29.5%, from $9.1 million for the year ended December 31, 1995 to $6.4 million for the year ended December 31,

1996. Excluding Internet Services, operating income increased $1.5 million from an operating loss of $1.5 million for the year ended December 31, 1995 to breakeven for the year ended December 31, 1996. EBITDA increased $2.5 million from a loss of $6.4 million for the year ended December 31, 1995 to a loss of $3.9 million for the year ended December 31, 1996. Excluding Internet Services, EBITDA increased $1.3 million, or 104.4%, from $1.2 million for the year ended December 31, 1995 to $2.5 million for the year ended December 31, 1996.

    CAPITAL EXPENDITURES. Capital expenditures were $2.2 million for the year ended December 31, 1996, including $1.1 million for Internet Services. Capital expenditures for the year ended December 31, 1995 were $1.5 million, including $0.6 million for Internet Services.

RESULTS OF OPERATIONS--NLP

    REVENUE RECOGNITION. NLP recognizes advertising revenues, net of related advertising agency commissions, on the issue date of the related publications, except for revenue from certain classified advertisements which are recognized when the last of a series of advertisements runs. Advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices. Advertising fees billed and/or received for advertisements to be released in future months are included in deferred revenue. Subscription revenues are deferred and recognized on a pro rata basis over the term of the related subscription, generally one year. Ancillary revenues consist principally of sales of professional books, subscriptions to newsletters, seminar and conference income and income from electronic products. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar and conference revenues are recognized when the seminar or conference is held. Internet Services revenues consist primarily of revenues from display advertising on LAW JOURNAL EXTRA! Internet advertising revenues are recognized, net of related advertising agency commissions, during the period in which the advertisement runs on the service.

    YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996.

    The following discussion for the year ended December 31, 1997 is derived from the financial information for NLP until the consummation of the NLP Acquisition, which occurred on December 22, 1997. As a result, the financial information for the year ended December 31, 1996 is compared to the period from January 1, 1997 through December 21, 1997.

    OVERVIEW. Net revenues increased by $3.7 million, or 7.9%, from $47.2 million for the year ended December 31, 1996 to $50.9 million for the year ended December 31, 1997. Total operating costs and expenses increased $7.7 million, or 18.8%, from $40.8 million to $48.5 million. As a result, operating income decreased $4.0 million, or 61.9%, from $6.4 million to $2.4 million. Included in the operating costs for 1997, however, was a special compensation charge of $6.9 million reflecting stock option and bonus payments related to the sale of NLP, which were paid by the sellers. Without this charge, total operating costs and expenses increased at a rate substantially less than the rate of increase in revenues over the same period, increasing only $0.8 million, or 1.8%, from $40.8 million to $41.6 million with operating income increasing $3.0 million, or 46.6%, from $6.4 million to $9.4 million. Internet Services revenues increased $0.4 million, or 48.5%, from $0.7 million for the year ended December 31, 1996 to $1.1 million for the year ended December 31, 1997, while Internet Services expenses remained essentially constant at $1.7 million for the same periods. Accordingly, excluding both the special compensation charge and the net operating loss from Internet Services, operating income would have increased $2.6 million, or 34.9%, from $7.3 million to $9.9 million, while EBITDA would have increased $2.4 million, or 15.9%, from $14.8 million to $17.2 million over the same periods.

    REVENUES. Advertising revenues increased $3.1 million, or 13.2%, from $23.3 million for the year ended December 31, 1996 to $26.4 million for the year ended December 31, 1997. This increase was due principally to an increase in advertising rates, an overall increase in advertising pages and the publication of three additional issues of LAW TECHNOLOGY PRODUCT NEWS partially offset by the inclusion of the results from the final eleven days of 1997 in the Company's figures. In relation to advertising revenues, this period includes seven issues of the NEW YORK LAW JOURNAL and two issues of the of THE NATIONAL LAW JOURNAL.

    Subscription revenues decreased $0.3 million, or 2.6%, from $9.8 million for the year ended December 31, 1996 to $9.5 million for the year ended December 31, 1997 due to the inclusion of the results from the final eleven days of 1997 in the Company's figures. Otherwise, increases in subscription rates at both the NEW YORK LAW JOURNAL and THE NATIONAL LAW JOURNAL were largely offset by decreases in paid circulation at both publications.

    Revenues from ancillary products and services increased $0.5 million, or 3.9%, from $13.4 million for the year ended December 31, 1996 to $13.9 million for the year ended December 31, 1997. Significant growth was realized in newsletters, seminars, books (driven by the addition of four new titles) and MA/3000, NLP's case tracking and docketing service, as well as a 31.4% increase in royalty income from licensing NLP's proprietary content to third party information providers. Overall however, the increase was partially offset by the inclusion of the results from the final eleven days of 1997 in the Company's figures. In addition, a change in the revenue recognition policy for books resulted in a portion of the sales, which under the traditional policy would have been realized in 1997, being included in the results for 1998.

    Revenues from Internet Services increased $0.4 million, or 48.5%, from $0.7 million for the year ended December 31, 1996 to $1.1 million for the year ended December 31, 1997. This increase is attributable primarily to strong growth in display advertising on LAW JOURNAL EXTRA!. Internet advertising revenues have grown rapidly since the conversion of LAW JOURNAL EXTRA! from a proprietary online system to a predominantly advertising-supported web-based service at the end of 1995.

    OPERATING EXPENSES. Total operating costs and expenses increased $7.7 million, or 18.8%, from $40.8 million, or 86.5% of revenues, for the year ended December 31, 1996 to $48.5 million, or 95.2% of revenues, for the year ended December 31, 1997. Included in the operating costs for 1997 however, was a special compensation charge of $6.9 million reflecting stock option and bonus payments related to the sale of NLP which were paid by the sellers. Without this charge, total operating costs and expenses increased at a rate substantially less than the rate of increase in revenues over the same period, increasing only $0.8 million, or 1.8% from $40.8 million to $41.6 million. Due to the nature of the business, incremental revenue growth often does not require corresponding increases in operating expenses. Editorial expenses decreased slightly, by $0.1 million, or 1.6%, from $5.9 million for the year ended December 31, 1996 to $5.8 million for the year ended December 31, 1997, reflecting the inclusion of the results from the final eleven days of 1997 in the Company's figures. Editorial expenses consist primarily of salaries of editorial staff and fees paid to outside contributors. While the overall change in editorial expenses was insignificant, changes were made to the mix of editorial staff to add coverage of certain areas that have strong advertiser support.

    Production and distribution expenses increased $1.2 million, or 13.7%, from $8.7 million for the year ended December 31, 1996 to $9.9 million for the year ended December 31, 1997. This increase is primarily the result of a change in the expense classification of fulfillment costs of $1.0 million from selling to production and distribution. Otherwise, the marginal increase of $0.2 million, or 1.9%, was attributable primarily to LAW TECHNOLOGY PRODUCT NEWS, which experienced an increase in production and distribution expenses of 39.2% due to the addition of three issues and an increase in controlled circulation of 10,000 per issue, partially offset by the final seven issues of the NEW YORK LAW JOURNAL and two issues of THE NATIONAL LAW JOURNAL which are included in the Company's results.

    Selling expenses decreased $0.8 million, or 8.7% from $9.0 million for the year ended December 31, 1996 to $8.2 million for the year ended December 31, 1997. This decrease is primarily the result of a change in the expense classification of fulfillment costs of $1.0 million from selling to production and distribution and of bad debt expense of $0.7 million from selling to general and administrative. Without these changes, the increase of $0.9 million, or 10.8%, is primarily due to a change in method of accounting for deferred subscriber acquisition costs, an increase in efforts designed to update and improve the controlled circulation list of LAW TECHNOLOGY PRODUCT NEWS, and a 17.3% increase in commission expense directly related to the increase in advertising sales.

    General and administrative expenses increased $0.7 million, or 8.4%, from $8.0 million for the year ended December 31, 1996 to $8.7 million for the year ended December 31, 1997. This increase is primarily the result of a change in the expense classification of bad debt expenses of $0.7 million from selling to general and administrative. Without this change, general and administrative expenses remained essentially constant despite the increase in revenues.

    Internet Services expenses remained essentially constant at $1.7 million for the years ended December 31, 1996 and 1997. Such expenses are comprised primarily of website maintenance costs, advertising sales expenses and expenses related to editorial staff for the LAW JOURNAL EXTRA! service.

    Depreciation and amortization expenses decreased by $0.2 million, or 2.7%, from $7.5 million for the year ended December 31, 1996 to $7.3 million for the year ended December 31, 1997.

    OPERATING INCOME. As a result of the above factors, and without the special compensation charge of $6.9 million, operating income would have increased $3.0 million, or 46.6%, from $6.4 million, or 13.5% of revenues, for the year ended December 31, 1996 to $9.4 million, or 18.4% of revenues, for the year ended December 31, 1997 and EBITDA would have increased $2.8 million, or 20.0%, from $13.9 million, or 29.4% of revenues, for the year ended December 31, 1996 to $16.6 million, or 32.7% of revenues, for the year ended December 31, 1997. The increase in operating margins was due to NLP's ability to hold increases in operating costs and expenses to 1.8% while revenues grew at 7.9%.

    CAPITAL EXPENDITURES. Capital expenditures remained essentially constant at $0.5 million for the years ended December 31, 1996 and 1997.

    YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    OVERVIEW. Net revenues increased by $3.1 million, or 7.0%, from $44.1 million for the year ended December 31, 1995 to $47.2 million for the year ended December 31, 1996. Total operating costs and expenses increased at a rate substantially less than the rate of increase in revenues over the same period, increasing $0.2 million, or 0.5%, from $40.6 million to $40.8 million. As a result, operating income increased $2.9 million, or 83.6%, from $3.5 million to $6.4 million, while EBITDA increased $4.1 million, or 41.8%, from $9.8 million to $13.9 million. Internet Services revenues increased $0.4 million, or 133.0%, from $0.3 million for the year ended December 31, 1995 to $0.7 million for the year ended December 31, 1996, while Internet Services expenses decreased by $1.2 million, or 41.4%, from $2.9 million to $1.7 million for the same periods.

    During 1995, the Company determined that its provisions for doubtful accounts with respect to revenues recognized in years prior to 1995, principally with respect to its legal advertising revenues, should be increased by $946,000 due to, among other things, the concentration of credit risk associated with its advertising agents. This additional provision for doubtful accounts has been included in selling expense for the twelve months ended December 31, 1995. Excluding these additional provisions and excluding the net operating loss from Internet Services, EBITDA increased by $0.9 million, or 6.2%, from $14.0 million for the year ended December 31, 1995 to $14.8 million for the year ended December 31, 1996.

    REVENUES. Advertising revenues increased $1.9 million, or 8.9%, from $21.4 million for the year ended December 31, 1995 to $23.3 million for the year ended December 31, 1996. This increase was due principally to an increase in advertising rates, the increase from two to six in the number of issues of IP WORLDWIDE and strong growth in advertising revenue at LAW TECHNOLOGY PRODUCT NEWS.

    Subscription revenues increased by $0.1 million, or 1.0%, from $9.7 million for the year ended December 31, 1995 to $9.8 million for the year ended December 31, 1996. Increases in subscription rates at both the NEW YORK LAW JOURNAL and THE NATIONAL LAW JOURNAL were largely offset by a small decrease in the number of paid subscriptions to both publications.

    Revenues from ancillary products and services increased by $0.7 million or 5.5% from $12.7 million for the year ended December 31, 1995 to $13.4 million for the year ended December 31, 1996. This increase was due principally to increases in revenues from MA/3000 and from books (driven by the addition of four new titles in 1996).

    Revenues from Internet Services increased by $0.4 million, or 133.0%, from $0.3 million for the year ended December 31, 1995 to $0.7 million for the year ended December 31, 1996. Advertising revenues from LAW JOURNAL EXTRA! increased dramatically, more than offsetting the corresponding decline in subscription revenues, as LAW JOURNAL EXTRA! completed its conversion from a subscriber-oriented proprietary system to a free, advertising-based website.

    OPERATING EXPENSES. Total operating costs and expenses increased $0.2 million, or 0.5%, from $40.6 million, or 92.1% of revenues, for the year ended December 31, 1995 to $40.8 million, or 86.5% of revenues, for the year ended December 31, 1996. Editorial expenses increased minimally, by $0.1 million, or 1.7%, from $5.8 million for the year ended December 31, 1995 to $5.9 million for the year ended December 31, 1996.

    Production and distribution expenses increased by $0.6 million, or 7.4%, from $8.1 million for the year ended December 31, 1995 to $8.7 million for the year ended December 31, 1996. Much of this increase is attributable to the reallocation of production staff from LAW JOURNAL EXTRA!, the expenses of which are accounted for separately, to other areas following the completion of the LAW JOURNAL EXTRA! start up and conversion. The increase from two to six in the number of issues of IP WORLDWIDE also contributed to this increase, partially offset by decreases in paper costs.

    Selling expenses decreased by $0.8 million, or 8.2%, from $9.8 million for the year ended December 31, 1995 to $9.0 million for the year ended December 31, 1996. This decrease is due primarily to the additional provisions in 1995 discussed in the overview above, partially offset by an increase in commissions related to the increase in advertising sales and to increased advertising sales efforts related to the increase in number of issues of IP WORLDWIDE.

    General and administrative expenses increased $0.4 million, or 5.3%, from $7.6 million for the year ended December 31, 1995 to $8.0 million for the year ended December 31, 1996. This increase was due in part to the re-allocation of staff from LAW JOURNAL EXTRA! following completion of its start up and conversion.

    Internet Services expenses decreased $1.2 million, or 41.4%, from $2.9 million for the year ended December 31, 1995 to $1.7 million for the year ended December 31, 1996. This decrease resulted primarily from a dramatic reduction in staff as well as in advertising and promotion expenses relating to LAW JOURNAL EXTRA! due to its shift away from a subscriber-based system following the completion of its start up and conversion.

    Depreciation and amortization expenses increased $1.2 million, or 19.0%, from $6.3 million for the year ended December 31, 1995 to $7.5 million for the year ended December 31, 1996. This increase resulted primarily from the amortization of goodwill created by the acquisition of NLP by Boston Ventures Limited Partnership IV, Boston Ventures Limited Partnership IVA and James A. Finkelstein in December 1995, partially offset by the write off in 1995 of unamortized deferred financing costs in connection with such acquisition.

    OPERATING INCOME. As a result of the above factors, operating income increased $2.9 million, or 82.9%, from $3.5 million, or 7.9% of revenues, for the year ended December 31, 1995 to $6.4 million, or

13.5% of revenues, for the year ended December 31, 1996, and EBITDA increased $4.1 million, or 41.8%, from $9.8 million, or 22.2% of revenues, for the year ended December 31, 1995 to $13.9 million, or 29.4% of revenues, for the year ended December 31, 1996.

    CAPITAL EXPENDITURES. Capital expenditures decreased by $0.1 million, or 16.7%, from $0.6 million for the year ended December 31, 1995 to $0.5 million for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    WORKING CAPITAL. The Company has favorable cash flow characteristics resulting from its high level of advance payments by subscribers, low working capital investment, minimal capital expenditure needs, predictable cost structure and high margins. Because cash receipts associated with subscriptions are received toward the beginning of a subscription cycle, the Company's periodicals business requires minimal investment in working capital.

    LIQUIDITY. The Company's principal sources of funds are anticipated to be cash flows from operating activities, which may be supplemented by borrowings under the Revolving Credit Facility. Based upon the successful implementation of its strategy, the Company believes that these funds will be sufficient to meet its current and future financial obligations, including the payment of principal and interest on the Notes, working capital, capital expenditures and other obligations. No assurance can be given, however, that this will be the case. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance any credit agreements to which it is a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

    CAPITAL EXPENDITURES. The Company's operations are not capital intensive. Capital expenditures excluding COUNSEL CONNECT were $1.3 million in the year ended December 31, 1997.

    YEAR 2000 COMPLIANCE. The Company is in the process of modifying, upgrading or replacing its computer software applications and systems which the Company expects will accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. The Company believes that it will be able to achieve compliance by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the compliance status of its suppliers and customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements and Exhibits, which appears on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information regarding each of the (i) executive officers and directors of the Company and Holdings, (ii) executive officers and key employees of ALM, LLC and (iii) executive officers and key employees of NLP, as of March 15, 1998.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY AND HOLDINGS
Bruce Wasserstein....................................          50   Chairman and Director
William L. Pollak....................................          42   President, Chief Executive Officer and Director
Anup Bagaria.........................................          25   Director
Michael J. Biondi....................................          40   Director
Robert C. Clark......................................          54   Director
Donald G. Drapkin....................................          50   Director
James A. Finkelstein.................................          49   Director
Andrew G.T. Moore, II................................          62   Director
Randall J. Weisenburger..............................          39   Director

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF ALM, LLC
Joseph Calve.........................................          44   Editor and Publisher of TEXAS LAWYER
Eric Effron..........................................          43   Editor and Publisher of LEGAL TIMES
S. Richard Gard, Jr..................................          38   Editor and Publisher of FULTON COUNTY DAILY REPORT
Joanne Harras........................................          36   Vice President, Finance
Tom Januszewski......................................          31   Publisher of THE CONNECTICUT LAW TRIBUNE
Aric Press...........................................          48   Editor-in-Chief of THE AMERICAN LAWYER
Peter Scheer.........................................          47   Editor and Publisher of THE RECORDER
Robert Steinbaum.....................................          46   Publisher of NEW JERSEY LAW JOURNAL
Edward Wasserman.....................................          49   Chairman and Editor-in-Chief of DAILY BUSINESS REVIEW

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF NLP
James A. Finkelstein.................................          49   President and Chief Executive Officer of NLP
Steven Farbman.......................................          37   Senior Vice President and Chief Operating Officer of
                                                                    NLP
Ben Gerson...........................................          49   Editor-in-Chief of THE NATIONAL LAW JOURNAL
Ruth Hochberger......................................          47   Editor-in-Chief of NEW YORK LAW JOURNAL
Alan Kaplan..........................................          53   Vice President of NLP
Paul Mastronardi.....................................          39   Vice President, Finance of NLP
Rose-Ann Morangelli..................................          49   Vice President and Director of Marketing of NLP
Kevin Vermuelen......................................          34   Vice President of Sales; Associate Publisher, LAW
                                                                    TECHNOLOGY PRODUCT NEWS
Mark S. Winwood......................................          46   President of Law Journal Information Systems
Stuart Wise..........................................          45   Publisher of Leader Publications

    Each Director is elected annually and serves until the next annual meeting of stockholders or until his or her successor is duly elected and qualified. The Directors are each compensated $20,000 per year for their service as Directors and receive reimbursement of expenses incurred from their attendance at Board of Directors meetings. Directors will also be eligible to participate in an equity participation plan to be established.

    The Board has established an executive committee (the "Executive Committee") consisting of three members, currently Bruce Wasserstein, Randall J. Weisenburger and Anup Bagaria. The Executive Committee has been delegated the authority to approve (i) the acquisition and divestiture by the Company of an affiliate of the Company of all or a portion of one or more business entities for a price of up to $25 million, (ii) the appointment or senior officers of the company or its affiliates and termination of such employment, (iii) the preparation and approval of short-term and long-term budgets, and (iv) other material policy-level decisions to the extent permitted by the Delaware General Corporation Law.

EXECUTIVE OFFICERS AND DIRECTORS OF THE COMPANY AND HOLDINGS

    BRUCE WASSERSTEIN is Chairman of the Board of Directors of ALM and Holdings. He is Chairman, Chief Executive Officer and founder of WPG. Previously, Mr. Wasserstein served as a Director and the Chairman of Maybelline, Inc. and as a Director of Collins & Aikman Corp. Before establishing WPG, Mr. Wasserstein was Co-Head of Investment Banking at The First Boston Corporation, and a Managing Director and Member of its Management Committee. Prior to joining First Boston in 1977, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore in New York City. Mr. Wasserstein graduated with honors from the University of Michigan in 1967. In 1971 he graduated from Harvard Business School as a Baker Scholar with high distinction, and earned a J.D., CUM LAUDE, from Harvard Law School. In 1972 he was a Knox Traveling Fellow at Cambridge University, graduating with a graduate diploma in Comparative Legal Studies in Economic Regulation. Mr. Wasserstein is a member of the Council on Foreign Relations. He has served as a member of the SEC's Advisory Committee on Tender Offers and as a member of the Visiting Committees of Harvard Law School and the University of Michigan.

    WILLIAM L. POLLAK has served as President, Chief Executive Officer and Director since March 1998. Before joining the Company, Mr. Pollak spent 16 years at the New York Times, where he held a variety of positions, most recently as Executive Vice President, Circulation. Mr. Pollak received an M.B.A. from Harvard Business School in 1982 and a B.A. from Harvard College in 1978.

    ANUP BAGARIA has served as a Director of ALM and Holdings since their founding. He is a Vice President of WP Management Partners, LLC. He graduated from the Massachusetts Institute of Technology.

    MICHAEL J. BIONDI has served as a Director of ALM and Holdings since March 1998. He is Chairman and Chief Executive Officer of Wasserstein Perella & Co., Inc. Mr. Biondi holds M.B.A. and J.D. degrees from the Wharton School and the University of Pennsylvania Law School, respectively. Prior to joining Wasserstein Perella, Mr. Biondi was a member of the First Boston Mergers & Acquisitions Group, and practiced law at Skadden, Arps, Sate, Meagher & Flom.

    ROBERT C. CLARK has served as a Director of ALM and Holdings since their founding. He has been Dean of the Harvard Law School since 1989 and is Royall Professor of Law. Mr. Clark joined Harvard Law School in 1979 after four years at Yale Law School, where he was a tenured professor. Mr. Clark is a corporate law specialist and author of numerous texts and legal articles. Prior to his academic career, he was an attorney with Ropes & Gray. Professor Clark has a Ph.D. from Columbia University and a J.D. MAGNA CUM LAUDE from Harvard Law School. He is currently a Director of Collins & Aikman Corp. and of Beneficial Corporation. He was previously a Director of Maybelline, Inc.

    DONALD G. DRAPKIN has served as a Director of ALM and Holdings since their founding. He has been a Director and Vice Chairman of MacAndrews & Forbes Holdings Inc. and various of its affiliates since March 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom for more than five years. Mr. Drapkin also is a Director of the following corporations which file reports pursuant to the Exchange Act:
Algos Pharmaceutical Corporation, Black Rock Asset Investors, Cardio Technologies, Inc., The Cosmetic Center, Inc., The Coleman Company, Inc., Coleman Worldwide Corporation, Genta, Inc., Marvel III Holdings Inc., Revlon Consumer

Products Corporation, Revlon, Inc., Revlon Worldwide Inc., Playboy Enterprises, Inc., Weider Nutrition International, Inc., and VIMRx Pharmaceuticals Inc. On December 27, 1996, Marvel Holdings Inc., Marvel (Parent) Holdings Inc., Marvel Entertainment Group, Inc., of which Mr. Drapkin was a Director, and several of their respective subsidiaries, and Marvel III Holdings Inc., of which Mr. Drapkin is a Director, filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

    JAMES A. FINKELSTEIN has served as a Director of ALM and Holdings since March 1998.

    ANDREW G. T. MOORE, II has served as a Director of ALM and Holdings since their founding. He is a Managing Director of Wasserstein Perella and is a former Justice of the Delaware Supreme Court. Justice Moore served on the Delaware Supreme Court for 12 years until 1994. Justice Moore has served as the Lehmann Distinguished Visiting Professor of Law at Washington University in St. Louis. He has also served as an adjunct professor of law at the Georgetown University Law Center, University of Iowa College of Law and Widener University School of Law, where he taught seminars in advanced corporation law. He also teaches comparative principles of international corporation law at the Tulane University Institute of European Legal Studies in Paris, and has been a guest lecturer at various law schools and national corporate law programs in the United States, Canada and Europe. He graduated from Tulane University with B.B.A. and J.D. degrees. He served as law clerk to Delaware Chief Justice Charles L. Terry, Jr. in 1963. From 1964-1982 Justice Moore practiced law in Wilmington, Delaware, primarily in the field of corporate litigation. He was a partner of the firm of Connolly, Bove, Lodge & Hutz.

    RANDALL J. WEISENBURGER has served as a Director of ALM and Holdings since their founding. He is a Managing Director of Wasserstein Perella & Co., Inc. ("Wasserstein Perella") and is the President and CEO of WP Management Partners, LLC. Mr. Weisenburger is a Director and the Co-Chairman of Collins & Aikman Corp. and a Director of Sunbelt Manufacturing, Inc., Alliance Entertainment Corp. and Yardley of London, Inc. Previously, Mr. Weisenburger was a Director and Vice Chairman of Maybelline, Inc. and a Director of Pneumo Abex Corp. Mr. Weisenburger is a founding member of Wasserstein Perella. He holds an M.B.A. from the Wharton School of Business, where he was named the Henry Ford II Scholar, and a B.S. in Accounting and Finance from Virginia Tech.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF ALM, LLC

    JOSEPH CALVE has served as Editor and Publisher of TEXAS LAWYER since 1995. Prior to that, he was employed at THE CONNECTICUT LAW TRIBUNE. Mr. Calve is a former practicing attorney, specializing in litigation at two firms, Cole & Deitz in New York City and Rucci, Gruss, Jex & Gleason in Darien, Connecticut. Mr. Calve received his J.D. from Western New England College School of Law in 1985, his M.A. from New York University and his B.A. from the University of Colorado in 1981 and 1977, respectively.

    ERIC EFFRON has served as Editor and Publisher of LEGAL TIMES since 1991. From 1986 to 1991, he served in a number of editorial posts at LEGAL TIMES. Prior to such time, his journalism experience included positions at THE NATIONAL LAW JOURNAL, THE LOS ANGELES DAILY JOURNAL and THE NEW HAVEN REGISTER. Mr. Effron received an M.S. from the Columbia University Graduate School of Journalism in 1979 and a B.A., magna cum laude, from Clark University in 1977.

    S. RICHARD GARD, JR. has served as Editor and Publisher of FULTON COUNTY DAILY REPORT since 1995. He has held several editorial positions at FULTON COUNTY DAILY REPORT since joining as one of its first staff reporters in 1987. Prior to that, Mr. Gard was an associate at Carter & Ansley, an Atlanta law firm, where he had an insurance defense and general civil litigation practice. Mr. Gard received his J.D. from the University of Georgia School of Law in 1984 and a B.A. with distinction from the University of Virginia in 1981.

    JOANNE HARRAS has served as Vice President, Finance of ALM, LLC since 1995. She joined Old ALM in 1987 as Assistant Controller and served as the Controller of The American Lawyer magazine group from 1991 to 1995. Prior to joining Old ALM, Ms. Harras was employed for three years with Seymour Schneidman and Associates, a mid-size accounting firm specializing in publishing. Ms. Harras graduated from Pace University in 1983 with a B.B.A. in Accounting and is a Certified Public Accountant.

    TOM JANUSZEWSKI has served as Publisher of THE CONNECTICUT LAW TRIBUNE since January 1998. Prior to that, Mr. Januszewski served as New England regional director of Counsel Connect. He graduated from Fairfield University with a B.A. in English in 1988 and earned his law degree from the Quinnipiac College School of Law in 1993. After graduation, he worked as a content developer for GTE Main Street, an interactive television project. He created programming and contributed to the design and operation of the service.

    ARIC PRESS has served as Editor-in-Chief of THE AMERICAN LAWYER magazine since January 1998. From 1979 to January 1998, he was employed at NEWSWEEK magazine where he most recently served as a senior editor. At NEWSWEEK, Mr. Press was responsible for supervising law, science, education, religion and sports coverage. Mr. Press received his J.D. from New York University and his B.A. from Cornell University.

    PETER SCHEER has served as Editor and Publisher of THE RECORDER since 1991. Mr. Scheer started with Old ALM in 1987 as publisher of LEGAL TIMES. Prior to joining Old ALM, Mr. Scheer was a lawyer specializing in appellate litigation in Washington, D.C. and held various government and private legal positions since his graduation from Harvard Law School in 1978. He graduated PHI BETA KAPPA from Amherst College in 1973.

    ROBERT STEINBAUM has served as Publisher of the NEW JERSEY LAW JOURNAL since 1987. Prior to that, he was an Assistant U.S. Attorney in Newark, New Jersey and a private practitioner in Washington, D.C. and Newark, New Jersey. Mr. Steinbaum received his J.D. from Georgetown University Law Center in 1976 and a B.A. degree, MAGNA CUM LAUDE, from Yale University in 1973.

    EDWARD WASSERMAN is Chairman and Editor-in-Chief of South Florida's three DAILY BUSINESS REVIEWS. Before joining Old ALM in 1986, he served as Executive Business Editor of THE MIAMI HERALD. Mr. Wasserman received a Ph.D. from the London School of Economics in 1980, a Masters of Philosophy from the University of Paris in 1972 and a B.A. degree, CUM LAUDE, in politics and economics from Yale University in 1970.

EXECUTIVE OFFICERS AND KEY EMPLOYEES OF NLP

    JAMES A. FINKELSTEIN joined The New York Law Publishing Company in 1970 and became its President and Chief Executive Officer in 1974. In addition, he currently serves as President and Chief Executive Officer of NLP and is the founder and Publisher of THE NATIONAL LAW JOURNAL and the Publisher of the NEW YORK LAW JOURNAL. Mr. Finkelstein holds a B.A. from New York University and an Honorary Doctor of Laws degree from Hofstra Law School. He currently serves on the Faculty of Arts and Sciences Board of Overseers at New York University.

    STEVEN FARBMAN has served in a variety of capacities at NLP since January 1986, including President of Law Journal Seminars-Press since 1988 and Senior Vice President and Chief Operating Officer since 1992. Prior to joining NLP, Mr. Farbman spent two years as Business Manager of NEW YORK CONSTRUCTION NEWS, a weekly newspaper based in New York City and worked in marketing for Warner Communications, Inc. Mr. Farbman graduated from The George Washington University in Washington, D.C.

    BEN GERSON has served as Editor-in-Chief of THE NATIONAL LAW JOURNAL since 1994. He originally joined NLP in 1981 as News Editor and later became Legal Editor for THE NATIONAL LAW JOURNAL. From 1986 to 1990, he served as the founding editor of the Op-Ed page for NEW YORK NEWSDAY, and later became Sunday and Op-Ed Editor for both LONG ISLAND NEWSDAY and NEW YORK NEWSDAY. He received his J.D. from Boston College Law School in 1979 and his B.A. degree from Brandeis University in 1970.

    RUTH HOCHBERGER has served as Editor-in-Chief of the NEW YORK LAW JOURNAL since 1989. She originally joined NLP in 1976 as a feature reporter for the NEW YORK LAW JOURNAL and was founding publisher of NLP's newsletter division, Leader Publications, before returning to the NEW YORK LAW JOURNAL in 1989. Ms. Hochberger received her J.D. in 1975 and her B.A. degree from Boston College in 1972.

    ALAN KAPLAN has been a Vice President of NLP since 1993. Mr. Kaplan originally joined NLP in 1982 responsible for special projects. He became President of Law Journal Seminars-Press in 1983 and held that position until 1987, at which time he left NLP. Mr. Kaplan rejoined NLP in 1993 and is currently working on performance improvement programs at NLP's newsletter division. Mr. Kaplan holds a B.A. from Tufts University and a J.D., MAGNA CUM LAUDE, from New York Law School.

    PAUL MASTRONARDI joined NLP in March 1996 as Chief Financial Officer and was elected Vice President, Finance in April 1996. He served as Director of Financial Planning for Bantam Doubleday Bell, a division of Bertelsmann Inc., from April 1995 to March 1996. Prior to that time, Mr. Mastronardi spent fourteen years at Gruner & Jahr USA Publishing, where he served in a variety of capacities, including Staff Accountant, Manager of Information Systems, Senior Financial Manager and Director of Financial Planning. Mr. Mastronardi holds a B.S. in Accounting and an M.S. in Finance from St. John's University.

    ROSE-ANN MORANGELLI has been a Vice President and Director of Marketing for NLP since 1990. Prior to such time, Ms. Morangelli served as Vice President of Law Journal Seminars-Press. Ms. Morangelli joined NLP when Law Journal Seminars-Press was launched in 1971. She was previously employed by the Practicing Law Institute.

    KEVIN VERMUELEN has been a Vice President of Sales for NLP since 1996. In addition, he also serves as Associate Publisher of LAW TECHNOLOGY PRODUCT NEWS and Director of Advertising for the NEW YORK LAW JOURNAL. Mr. Vermuelen joined NLP in October 1992. He previously worked for Miller Freeman and Gordon Publications as a Regional Manager. Mr. Vermuelen graduated from Brockport State University in 1985.

    MARK S. WINWOOD has been a President of NLP's Law Journal Information Systems Division since 1986. Mr. Winwood joined NLP as Assistant Editor on the founding staff of THE NATIONAL LAW JOURNAL in 1978 and served as Art Director during the first five years of its publication. Mr. Winwood was responsible for the 1986 startup of Law Journal Information Systems, and supervises, on a daily basis, all aspects of the division's operations.

    STUART WISE has been Publisher of Leader Publications at NLP since 1990. Mr. Wise joined NLP in 1980. He has worked in the Newsletter Division since 1987, when he became Managing Editor. In 1990 Mr. Wise became the Publisher of the division with overall responsibility for the day-to-day editorial and business operations.

ITEM 11. EXECUTIVE COMPENSATION

    The Company was formed in August 1997 and did not conduct any operations or have any employees prior to the ALM Acquisition in August 1997. For the year ended December 31, 1997, the only executive officers of the Company were Randall
J. Weisenburger, who served as President and Chief Executive Officer, and Anup Bagaria, who served as Vice President and Secretary of the Company. Neither of Mr. Weisenburger or Mr. Bagaria received compensation from any person in respect of their service rendered to the Company. Effective March 1998, the Company hired William L. Pollak as its President and Chief executive Officer, replacing Mr. Weisenburger.

    The Company has an employment agreement with Mr. Pollak which provides for the employment of Mr. Pollak with the Company as President and Chief Executive Officer (effective March 9, 1998) until March 9, 2003, unless sooner terminated (the "Employment Period"). The employment agreement provides for an annual base salary of $400,000, subject to annual increases commencing on March 9, 1999. In addition to the base salary, the employment agreement provides for a bonus of $400,000 after the first year of the Employment Period and a bonus of not less than 50% and not more than 150% of the base salary, as determined by the Board of Directors, in each of the remaining years of the Employment Period. Mr Pollak will also receive a payment for options granted to him and forfeited upon his resignation from THE NEW YORK TIMES COMPANY. The employment agreement provides that if Mr. Pollak's employment is terminated by the Company without cause or by Mr. Pollak with good reason, Mr. Pollak will be entitled to severance equal to the total value of Mr. Pollak's salary through the termination date to the extent accrued, but unreimbursed, and his salary for one year commencing on the termination date and any accrued but unpaid bonus.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the outstanding shares of the Company are beneficially owned by Holdings. The following table sets forth certain information regarding beneficial ownership of Holdings by (i) each person (or group of affiliate persons) known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of Holdings, (ii) each Director, Director nominee, and the Chief Executive Officer and Vice President of the Company, and (iii) all directors and executive officers of the Company as a group.

NAME AND ADDRESS                                                 NUMBER OF SHARES OF   PERCENTAGE OF TOTAL SHARES
  OF BENEFICIAL OWNER                                               COMMON STOCK      OF COMMON STOCK OUTSTANDING
---------------------------------------------------------------  -------------------  ----------------------------
U.S. Equity Partners, L.P. (1).................................          36,996                    36.996%
ALM Offshore Intermediate Holdings, Inc. (2)...................          14,411                    14.411%
Wasserstein & Co., Inc.........................................          48,593                    48.593%
                                                                        -------                   -------

    Total......................................................         100,000                   100.000%

------------------------

(1) Includes approximately 3.4% of the issued and outstanding common stock of Holdings held by a coinvestor of USEP which has granted WPMP, the general partner of USEP, an irrevocable proxy to vote such shares of common stock.

(2) ALM Offshore Intermediate Holdings, Inc., is a wholly-owned subsidiary of U.S. Equity Partners (Offshore) L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company is a wholly-owned subsidiary of Holdings. A majority of Holdings' equity securities are held by USEP and its affiliates. USEP is a Delaware limited partnership investment fund of which WPMP is the general partner. WPMP is controlled by Wasserstein Perella & Co., Inc. WPMP is entitled to receive a monitoring fee in an amount not to exceed $1.0 million in respect of any year. For advisory services rendered by WPMP to the Company in connection with the LegalTech Acquisition, the Company paid WPMP a fee of 1% of the purchase price for LegalTech. For advisory services rendered by WPMP to the Company in connection with the LCL Acquisition, the Company intends to pay WPMP a fee of 1% of the purchase price for LCL at the closing of the LCL Acquisition.

    The Company may engage in transactions with its affiliates, including entities owned or controlled by certain of its principal shareholders. The Company believes that such transactions will be no more favorable to the Company than similar transactions with non-affiliates.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (A) FINANCIAL STATEMENTS

    See Index to Financial Statements which appears on page F-1 hereof. No Schedules are provided as the Schedules are either not applicable, or the information has been otherwise provided in the Financial Statements.

    (B) REPORTS ON FORM 8-K

    The Company has filed no reports on Form 8-K.

    (C) EXHIBITS

    The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                             PAGE
                                                                                                           ---------

CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN LAWYER MEDIA, INC.
Independent Auditor's Report of the Financial Statements as of and for the Five Months Ended December 31,
  1997 of American Lawyer Media, Inc.....................................................................        F-3
Consolidated Balance Sheet as of December 31, 1997 of American Lawyer Media, Inc.........................        F-4
Consolidated Statement of Operations for the Five Months Ended December 31, 1997 of American Lawyer
  Media, Inc.............................................................................................        F-5
Consolidated Statement of Changes in Stockholder's Equity for the Five Months Ended December 31, 1997 of
  American Lawyer Media, Inc.............................................................................        F-6
Consolidated Statement of Cash Flows for the Five Months Ended December 31, 1997 of American Lawyer
  Media, Inc.............................................................................................        F-7
Notes to the Consolidated Financial Statements as of December 31, 1997 of American Lawyer Media, Inc.....        F-8

FINANCIAL STATEMENTS OF AMERICAN LAWYER MEDIA, L.P. (OLD ALM)
Independent Auditor's Report of the Financial Statements as of and for the Seven Months Ended July 31,
  1997 of American Lawyer Media, L.P.....................................................................       F-18
Balance Sheet as of July 31, 1997 of American Lawyer Media, L.P..........................................       F-19
Statement of Operations for the Seven Months Ended July 31, 1997 of American Lawyer Media, L.P...........       F-20
Statement of Changes in Partners' Capital and Accumulated Deficit for the Seven Months Ended July 31,
  1997 of American Lawyer Media, L.P.....................................................................       F-21
Statement of Cash Flows for the Seven Months Ended July 31, 1997 of American Lawyer Media, L.P...........       F-22
Notes to the Financial Statements as of July 31, 1997 of American Lawyer Media, L.P......................       F-23

FINANCIAL STATEMENTS OF AMERICAN LAWYER MEDIA, L.P. (OLD ALM)
Independent Auditor's Report of the Financial Statements as of and for the Years Ended December 31, 1996
  and 1995 of American Lawyer Media, L.P.................................................................       F-28
Balance Sheets as of December 31, 1996 and 1995 of American Lawyer Media, L.P............................       F-29
Statements of Operations for the Years Ended December 31, 1996 and 1995 of American Lawyer Media, L.P....       F-30
Statements of Changes in Partners' Capital and Accumulated Deficit for the Years Ended December 31, 1996
  and 1995 of American Lawyer Media, L.P.................................................................       F-31
Statements of Cash Flows for the Years Ended December 31, 1996 and 1995 of American Lawyer Media, L.P....       F-32
Notes to the Financial Statements as of December 31, 1996 and 1995 of American Lawyer Media, L.P.........       F-33

CONSOLIDATED FINANCIAL STATEMENTS OF NATIONAL LAW PUBLISHING COMPANY, INC.
Independent Auditor's Report of the Consolidated Financial Statements as of and for the Period from
  January 1, 1997 through December 21, 1997 of National Law Publishing Company, Inc......................       F-38
Consolidated Balance Sheet as of December 21, 1997 of National Law Publishing Company, Inc...............       F-39
Consolidated Statement of Operations for the Period from January 1, 1997 through December 21, 1997 of
  National Law Publishing Company, Inc...................................................................       F-40
Consolidated Statement of Stockholders' Equity for the Period from January 1, 1997 through December 21,
  1997 of National Law Publishing Company, Inc...........................................................       F-41

                                                                                                             PAGE
                                                                                                           ---------
Consolidated Statement of Cash Flows for the Period from January 1, 1997 through December 21, 1997 of
  National Law Publishing Company, Inc...................................................................       F-42
Notes to the Consolidated Financial Statements as of December 21, 1997 of National Law Publishing
  Company, Inc...........................................................................................       F-43

CONSOLIDATED FINANCIAL STATEMENTS OF NATIONAL LAW PUBLISHING COMPANY, INC.
Independent Auditor's Report of the Consolidated Financial Statements as of and for the Years Ended
  December 31, 1996 and 1995 of National Law Publishing Company, Inc.....................................       F-51
Consolidated Balance Sheets as of December 31, 1996 and 1995 of National Law Publishing Company, Inc.....       F-52
Consolidated Statements of Operations for the Years Ended December 31, 1996 and 1995 of National Law
  Publishing Company, Inc................................................................................       F-53
Consolidated Statements of Stockholders' Equity (Deficiency) for the Years Ended December 31, 1996 and
  1995 of National Law Publishing Company, Inc...........................................................       F-54
Consolidated Statements of Cash Flows for Years Ended December 31, 1996 and 1995 of National Law
  Publishing Company, Inc................................................................................       F-55
Notes to the Consolidated Financial Statements as of December 31, 1996 and 1995 of National Law
  Publishing Company, Inc................................................................................       F-56

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Lawyer Media, Inc.:

    We have audited the accompanying consolidated balance sheet of American Lawyer Media, Inc. (a Delaware corporation) as of December 31, 1997 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the five months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Lawyer Media, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the five months then ended in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

New York, New York
April 3, 1998

                          AMERICAN LAWYER MEDIA, INC.

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                                           1997
                                                                                                        ----------
                                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...........................................................................  $    8,962
  Accounts receivable, net of allowance for doubtful accounts and returns of $3,236...................      12,560
  Inventories, net....................................................................................       1,482
  Other current assets................................................................................       3,266
                                                                                                        ----------
      Total current assets............................................................................      26,270
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $613...............       5,630
INTANGIBLE ASSETS, net of accumulated amortization of $1,855..........................................     163,305
GOODWILL, net of accumulated amortization of $498.....................................................     159,623
DEFERRED FINANCING COSTS..............................................................................       6,252
DEFERRED INCOME TAXES.................................................................................       2,934
OTHER ASSETS..........................................................................................         158
                                                                                                        ----------
      Total assets....................................................................................  $  364,172
                                                                                                        ----------
                                                                                                        ----------

                                       LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable....................................................................................  $    3,466
  Accrued expenses....................................................................................      12,478
  Deferred income (including deferred subscription income of $16,502).................................      17,172
                                                                                                        ----------
      Total current liabilities.......................................................................      33,116
                                                                                                        ----------
SENIOR NOTES..........................................................................................     175,000
                                                                                                        ----------
DEFERRED INCOME TAXES.................................................................................      51,515
                                                                                                        ----------
OTHER NONCURRENT LIABILITIES..........................................................................       3,363
                                                                                                        ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
  Common stock--$.01 par value; 1,000 shares authorized;100 issued and outstanding....................      --
  Paid-in-capital.....................................................................................     108,775
  Accumulated deficit.................................................................................      (7,597)
                                                                                                        ----------
      Total stockholder's equity......................................................................     101,178
                                                                                                        ----------
      Total liabilities and stockholder's equity......................................................  $  364,172
                                                                                                        ----------
                                                                                                        ----------

The accompanying notes to consolidated financial statements are an integral part of this balance sheet.

                          AMERICAN LAWYER MEDIA, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                  FOR THE FIVE MONTHS ENDED DECEMBER 31, 1997

                                 (IN THOUSANDS)

                                                                                                           1997
                                                                                                        ----------
NET REVENUES:
  Periodicals
    Advertising.......................................................................................  $   13,410
    Subscription......................................................................................       5,260
  Ancillary Products and Services.....................................................................       4,142
  Internet Services...................................................................................          40
                                                                                                        ----------
      Total net revenues..............................................................................      22,852
                                                                                                        ----------
OPERATING EXPENSES:
  Editorial...........................................................................................       3,323
  Production and Distribution.........................................................................       5,766
  Selling.............................................................................................       3,656
  General and Administrative..........................................................................       7,145
  Internet Services...................................................................................          43
  Depreciation and Amortization.......................................................................       3,273
  Shutdown of ALM Internet Services...................................................................       4,823
                                                                                                        ----------
      Total operating expenses........................................................................      28,029
                                                                                                        ----------
      Operating loss..................................................................................      (5,177)
INTEREST EXPENSE, net.................................................................................      (2,420)
                                                                                                        ----------
      Loss before income taxes........................................................................      (7,597)
PROVISION FOR INCOME TAXES............................................................................      --
                                                                                                        ----------
      Net Loss........................................................................................  $   (7,597)
                                                                                                        ----------
                                                                                                        ----------

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          AMERICAN LAWYER MEDIA, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                  FOR THE FIVE MONTHS ENDED DECEMBER 31, 1997

                                 (IN THOUSANDS)

                                                                  COMMON STOCK        ADDITIONAL
                                                            ------------------------   PAID-IN
                                                              SHARES      PAR VALUE    CAPITAL    NET LOSS      TOTAL
                                                            -----------  -----------  ----------  ---------  -----------
INCEPTION.................................................      --        $  --       $   --      $  --      $   --
  Issuance of common stock................................         100       --          108,775     --          108,775
  Net loss................................................      --           --           --         (7,597)      (7,597)
                                                                   ---   -----------  ----------  ---------  -----------
BALANCE AT DECEMBER 31, 1997..............................         100    $  --       $  108,775  $  (7,597) $  (101,178)
                                                                   ---   -----------  ----------  ---------  -----------
                                                                   ---   -----------  ----------  ---------  -----------

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          AMERICAN LAWYER MEDIA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  FOR THE FIVE MONTHS ENDED DECEMBER 31, 1997

                                 (IN THOUSANDS)

                                                                                                          1997
                                                                                                       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................................................................  $    (7,597)
  Adjustments to reconcile net loss to net cash used in operating activities-
      Depreciation and amortization..................................................................        3,273
      Decrease (increase) in-
        Accounts receivable, net.....................................................................          515
        Inventories..................................................................................          (74)
        Other current assets.........................................................................         (487)
        Other assets.................................................................................           89
      Increase (decrease) in-
        Accounts payable.............................................................................        1,200
        Accrued expenses.............................................................................         (666)
        Deferred income..............................................................................         (466)
        Other noncurrent liabilities.................................................................        1,035
                                                                                                       -----------
          Total adjustments..........................................................................        4,419
                                                                                                       -----------
          Net cash used in operating activities......................................................       (3,178)
                                                                                                       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................................................         (364)
  Purchase of businesses:
        Negative working capital, other than cash....................................................        9,229
        Plant, property and equipment................................................................       (8,058)
        Intangible assets............................................................................     (165,160)
        Deferred income taxes........................................................................       50,107
        Other noncurrent assets......................................................................         (595)
        Cost in excess of net assets of company acquired.............................................     (160,121)
        Acquisition related costs and expenses.......................................................        9,579
                                                                                                       -----------
          Net cash used in investing activities......................................................     (265,383)
                                                                                                       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution...............................................................................      108,775
  Issuance of notes, net of fees and expenses of $6,252..............................................      168,748
  Assumption of affiliate note in connection with acquisition........................................       32,000
  Repayment of affiliate note........................................................................      (32,000)
  Note payable assumed in connection with acquisition................................................       31,500
  Repayment of note payable..........................................................................      (31,500)
                                                                                                       -----------
          Net cash provided by financing activities..................................................      277,523
                                                                                                       -----------
          Net increase in cash.......................................................................        8,962
CASH, at inception...................................................................................      --
CASH, end of period..................................................................................  $     8,962
                                                                                                       -----------
                                                                                                       -----------
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period
      Income taxes...................................................................................  $   --
                                                                                                       -----------
                                                                                                       -----------
      Interest.......................................................................................  $     1,954
                                                                                                       -----------
                                                                                                       -----------

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          AMERICAN LAWYER MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997

1. ORGANIZATION AND OPERATIONS

    American Lawyer Media, Inc. (the "Company") is a wholly owned subsidiary of American Lawyer Media Holdings, Inc. (formerly Cranberry Partners, LLC ("Cranberry")).

    Cranberry, a Delaware limited liability company, was formed on August 1, 1997. On August 27, 1997 (the "ALM Acquisition Closing"), Cranberry acquired substantially all of the assets and liabilities of American Lawyer Media, L.P. ("Old ALM") for $63,000,000. The acquisition was effective retroactively to July 31, 1997. As of the ALM Acquisition Closing, all of the membership interests of Cranberry were held by W.P. Management Partners, LLC on behalf of U.S. Equity Partners, L.P. and certain of its affiliates. Old ALM is a publisher of legal publications, which includes THE AMERICAN LAWYER, CORPORATE COUNSEL MAGAZINE, AMLAW TECH, THE CONNECTICUT LAW TRIBUNE, LEGAL TIMES, NEW JERSEY LAW JOURNAL, THE RECORDER, TEXAS LAWYER, FULTON COUNTY DAILY REPORT, and MIAMI DAILY BUSINESS REVIEW. In addition, Old ALM operates Counsel Connect, a membership-based online service exclusively for lawyers and legal professionals. The Company's operations are based in New York with regional offices in seven states and the District of Columbia.

    Prior to the ALM Acquisition Closing, Cranberry formed ALM Holdings, LLC, a Delaware limited liability company, and ALM Holdings, LLC formed two wholly owned subsidiaries, ALM, LLC (a New York limited liability company) and Counsel Connect, LLC (a Delaware limited liability company) and one 99% owned subsidiary (the remaining 1% of which was, as of the ALM Acquisition Closing, held by W.P. Management Partners, LLC on behalf of U.S. Equity Partners, L.P. and certain of its affiliates), ALM IP, LLC (a Delaware limited liability company). On the ALM Acquisition Closing, Cranberry transferred all of the non-intellectual property publishing assets and liabilities acquired from Old ALM to ALM, LLC, all the non-intellectual property Counsel Connect assets and liabilities acquired from Old ALM to Counsel Connect, LLC, and all of the intellectual property assets acquired from Old ALM to ALM IP, LLC.

    On November 26, 1997, Cranberry was merged with and into ALM Capital Corp. (a Delaware corporation), and ALM Capital Corp. was simultaneously renamed American Lawyer Media Holdings, Inc. ("Holdings"). Also on November 26, 1997, ALM Holdings, LLC was merged with and into ALM Capital Corp. II (a Delaware corporation), and ALM Capital Corp. II was simultaneously renamed American Lawyer Media, Inc.

    In December 1997, Holdings received capital contributions from its stockholders, Wasserstein & Co., Inc., U.S. Equity Partners L.P. and U.S. Equity Partners (Offshore) L.P., totaling $75 million. On December 22, 1997, Holdings issued $35 million of 12.25% Senior Discount Notes in an offering under Rule 144A promulgated under the Securities Act of 1933, as amended (the "Act"). Simultaneously, Holdings contributed capital of $108.8 million to the Company. Also on December 22, 1997, the Company issued $175 million of 9.75% Senior Notes in an offering under Rule 144A promulgated under the Act. The Company used a portion of the capital and the proceeds from the Company's 144A offering to acquire all of the outstanding capital stock of National Law Publishing Company, Inc. (a Delaware corporation) ("Old NLP") for approximately $203 million (the "NLP Acquisition") through a wholly owned subsidiary, NLP Acquisition Co., Inc., (a New York corporation) ("Acquisition"). Old NLP was then, on December 22, 1997, merged with and into Acquisition with Acquisition surviving. Subsequent to the merger, Acquisition was renamed National Law Publishing Company, Inc. ("NLP"). At the closing of the NLP Acquisition, all intellectual property of NLP and its subsidiaries was transferred to NLP IP Company, a wholly owned subsidiary of NLP. Old NLP is a publisher of legal publications, which include NEW YORK LAW JOURNAL, THE NATIONAL LAW JOURNAL and LAW TECHNOLOGY PRODUCT NEWS. In addition, Old NLP operates LAW JOURNAL

                          AMERICAN LAWYER MEDIA, INC.

                               DECEMBER 31, 1997

1. ORGANIZATION AND OPERATIONS (CONTINUED)
EXTRA!, a membership-based internet service for lawyers and legal professionals, publishes legal text and provides seminars targeted at the U.S. legal community.

2. ACQUISITIONS

    The ALM Acquisition has been accounted for under the purchase method and the results of operations of the acquired publishing business have been included in the financial statements since the date of acquisition (August 1, 1997). The excess of the purchase price over net assets acquired is as follows (in thousands):

Total purchase price......................................             $  63,000
  Reimbursement from seller...............................                  (110)
                                                                       ---------
Adjusted purchase price...................................                62,890
  Historical net liabilities at July 31, 1997.............     29,342
  Elimination of historical intangible assets.............      5,545
  Assets and liabilities not assumed/acquired.............    (34,702)
  Adjustment to record fixed assets at fair value.........       (365)
  Writeoff of leasehold improvements......................        445
                                                            ---------
Net liabilities assumed...................................                   265
Adjustment for acquisition related costs and expenses.....                 4,546
                                                                       ---------
                                                                          67,701
Identified intangibles....................................               (59,770)
                                                                       ---------
Excess of purchase price over net assets acquired.........             $   7,931
                                                                       ---------
                                                                       ---------

    In the accompanying statement of operations, the excess of purchase price over net assets acquired are being amortized over fifteen years. As previously discussed, the identified intangibles were transferred to ALM IP, LLC and are being amortized on a straight-line basis over a weighted average useful life of fifteen years.

    The NLP Acquisition has been accounted for under the purchase method and the results of operations of the acquired publishing business have been included in the financial statements since the date of acquisition (December 22, 1997). The excess of the purchase price over net assets acquired is as follows (in thousands):

Total purchase price....................................             $ 203,218
  Historical net assets at December 22, 1997............    (64,782)
  Elimination of historical intangible assets...........    122,351
  Elimination of historical debt........................    (59,500)
  Adjustment to record assets at fair value.............      1,153
                                                          ---------
Net assets acquired.....................................                  (778)
Provision of deferred income taxes principally related
  to identified intangibles.............................                50,107
Adjustment for acquisition related costs and expenses...                 5,033
                                                                     ---------
                                                                       257,580
Identified intangibles..................................              (105,390)
                                                                     ---------
Excess of purchase price over net assets acquired.......             $ 152,190
                                                                     ---------
                                                                     ---------

                          AMERICAN LAWYER MEDIA, INC.

                               DECEMBER 31, 1997

2. ACQUISITIONS (CONTINUED)
    In the accompanying statement of operations, the excess of purchase price over net assets acquired are being amortized over fifteen years. As previously discussed, the identified intangibles were transferred to NLP IP, Co. and are being amortized on a straight-line basis over a weighted average useful life of fifteen years.

    The results of operations of NLP are included in the accompanying consolidated statement of operations for the period from December 22, 1997 to December 31, 1997. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the NLP Acquisition had occurred on August 1, 1997 (in thousands):

                                                                                 FOR THE FIVE
                                                                                 MONTHS ENDED
                                                                                 DECEMBER 31,
                                                                                     1997
                                                                                 -------------
Net revenues...................................................................    $  45,766
Net loss.......................................................................    $   6,960

    These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and other intangible assets, and interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on August 1, 1997, or of future results of operations of the consolidated entities.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of American Lawyer Media, Inc. and its wholly-owned subsidiaries, ALM, LLC, Counsel Connect, LLC, and NLP Co., Inc., and its 99% owned subsidiary, ALM IP, LLC. The accounts of NLP Co., Inc. include its wholly owned subsidiary NLP IP Company. Intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

    The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company believes it is not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising ad agents ("Legal Ad Agents"), generally limited due to the large number of customers comprising the Company's customer base. Such Legal Ad Agents do not have significant liquid net worth and, as a result, the Company is

                          AMERICAN LAWYER MEDIA, INC.

                               DECEMBER 31, 1997

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) exposed to a certain level of credit concentration risk in this area, which the Company believes it has adequately provided for.

REVENUE RECOGNITION

    Advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in the Company's publications. Advertising revenue is recognized upon release of the related publications to subscribers.

    Subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

    Ancillary revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books, software and directories, Lexis/Nexis royalty income, seminar income, and income from a daily fax service of court decisions.

    Internet services revenues are recognized upon the release of an advertisement on the website.

DEFERRED SUBSCRIPTION INCOME

    Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of $1,772,000 are included in accounts receivable in the accompanying consolidated balance sheet.

ADVERTISING AND PROMOTION COSTS

    Advertising and promotion expenditures are expensed as the related advertisement or campaign is released.

CASH AND CASH EQUIVALENTS

    The Company considers time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

INVENTORIES

    Inventories consist principally of paper and related binding materials utilized by the Company and its outside printers and professional books published and sold by the Company. Inventories are stated at the lower of cost, as determined by the average cost method, or market.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost, with the exception of fixed assets acquired as part of the ALM and NLP Acquisitions, which are stated at approximate fair market value as of the date of the acquisitions. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated remaining useful lives of the assets acquired as part of the ALM and NLP Acquisitions. Assets

                          AMERICAN LAWYER MEDIA, INC.

                               DECEMBER 31, 1997

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) purchased after the ALM and NLP Acquisitions are depreciated using the straight-line method over the following estimated useful lives:

Buildings.........................................................   25 years
Furniture, machinery and equipment................................  5-9 years
Computer equipment and software...................................  3-6 years

    Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life.

GOODWILL

    Goodwill represents the excess of purchase price over the fair value of net assets acquired. It is stated at cost less accumulated amortization and is amortized on a straight-line basis over a fifteen-year useful life. The Company periodically assesses the recoverability of goodwill by determining whether the amortization of goodwill over its estimated remaining life can be recovered through projected undiscounted future consolidated operating cash flows.

INTANGIBLE ASSETS

    Intangible assets represent advertiser commitments, trademarks, customer and subscriber lists and non-compete agreements. They are stated at cost less accumulated amortization and are amortized on a straight-line basis over a weighted average life of fifteen years.

4. SHUTDOWN OF INTERNET SERVICES

    The Company has operated Counsel Connect, a major legal internet site, since 1993. Counsel Connect operated as a subscription based service offering users the opportunity to exchange legal information such as court opinions, insights about judges and legal opinions and special written work. The Company, through Counsel Connect, provided general internet access (as an "internet service provider") to its subscribers.

    Since its inception, Counsel Connect has incurred substantial operating losses. The Company has determined that it will cease to operate Counsel Connect and has begun the wind down of its operations. Staff reductions and curtailments of operating activities have already taken place commencing with the ALM Acquisition in August, 1997. In connection with the NLP Acquisition, the Company acquired LAW JOURNAL EXTRA!, a legal internet site. The Company is in the process of transferring certain Counsel Connect employees and network equipment to a new combined enhanced service. The accompanying statement of operations includes a net expense of $4,823,400 related to the shutdown of Counsel Connect. This amount includes Counsel Connect revenues of $1,122,200 and Counsel Connect expenses before depreciation of $2,945,600 for the five months ended December 31, 1997 and a provision of $3,000,000 to cover severance costs, uncollectible receivables, writedown of computer and network equipment and termination of contracts related to network services which provided internet access. The provision is a preliminary estimate of the total costs associated with these items.

5. INCOME TAXES

    Deferred income taxes are provided for the temporary differences between the financial reporting and the tax basis of the Company's assets and liabilities and principally consist of nondeductible goodwill and

                          AMERICAN LAWYER MEDIA, INC.

                               DECEMBER 31, 1997

5. INCOME TAXES (CONTINUED)
identified intangibles relating to NLP, accelerated depreciation, allowance for doubtful accounts, certain accrued liabilities not currently deductible for tax purposes and net operating loss carryforwards.

    The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to loss before income taxes is as follows for the five months ended December 31, 1997:

Federal statutory income taxes.....................................  $  (2,582)
Permanent differences (principally goodwill and intangible
  amortization)....................................................        194
State and local income taxes.......................................       (456)
Other..............................................................       (126)
Valuation allowance................................................      2,970
                                                                     ---------
                                                                     $  --
                                                                     ---------
                                                                     ---------

    Upon the creation of American Lawyer Media, Inc. discussed in Note 1, the Company changed its tax status from an LLC to a C Corporation on November 26, 1997. As of that date, a net deferred tax asset of $1,224,000 was recorded relating to the Company's temporary differences. A valuation allowance of $1,224,000 was also recorded against this net deferred tax asset.

6. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at December 31 (in thousands):

                                                                                         1997
                                                                                       ---------
Land.................................................................................  $     207
Buildings and improvements...........................................................        790
Furniture, machinery, and equipment..................................................      2,739
Computer equipment and software......................................................      2,507
                                                                                       ---------
                                                                                           6,243
Accumulated depreciation and amortization............................................       (613)
                                                                                       ---------
  Net property, plant and equipment..................................................  $   5,630
                                                                                       ---------
                                                                                       ---------

7. INTANGIBLE ASSETS

    Intangible assets consisted of the following at December 31 (in thousands):

                                                                                       1997
                                                                                    ----------
Advertiser commitments............................................................  $      880
Trademarks........................................................................      82,650
Customer and subscriber lists.....................................................      69,670
Non-compete agreements............................................................      11,960
                                                                                    ----------
                                                                                       165,160
Accumulated amortization..........................................................      (1,855)
                                                                                    ----------
  Net intangible assets...........................................................  $  163,305
                                                                                    ----------
                                                                                    ----------

                          AMERICAN LAWYER MEDIA, INC.

                               DECEMBER 31, 1997

8. RELATED PARTY TRANSACTIONS

    The Company and CourtRoom Television Network ("CourtTV"), an affiliate of Old ALM's general partner, share certain administrative resources and employees. In addition, the Company has advertising revenue from Court TV under an agreement made by the former owner of Old ALM. This agreement was terminated in October 1997. The cost associated with Court TV employees who devote a portion of their time to the Company's activities is charged to the Company based on an estimate of the time spent on such activities. These charges amounted to $99,191, while the revenue was $44,730 for the five months ended December 31, 1997. In addition, the Company has a receivable from CourtTV of $262,600 at December 31, 1997 reflected in accounts receivable on the accompanying balance sheet.

    Included in accrued expenses on the accompanying balance sheet is $45,000 due to Wasserstein and Co., Inc. for payment of certain costs related to the acquisition of Old ALM.

    Approximately $5,250,000 of financing costs related to the Senior Notes as defined in Note 11, were paid to Wasserstein Perella, an affiliate of the Company. In addition, approximately $4,150,000 of acquisition related fees and expenses were either paid or remain due to Wasserstein Perella.

    Included in other current assets on the accompanying balance sheet is a $550,000 net receivable to Holdings resulting from various intercompany transactions.

9. COMMITMENTS AND CONTINGENCIES

    Rent expense, including payments of real estate taxes, insurance and other expenses required under certain leases, amounted to approximately $783,000 for the five months ended December 31, 1997. This amount includes the monthly rent payments for corporate headquarters discussed below.

    At December 31, 1997, minimum rental commitments under noncancellable leases were as follows (in thousands):

                                                                    REAL
                                                                   ESTATE       OTHER       TOTAL
                                                                  ---------  -----------  ---------
1998............................................................  $   2,174   $      75   $   2,249
1999............................................................      2,162          64       2,226
2000............................................................      2,165          49       2,214
2001............................................................      1,958          38       1,996
2002 and thereafter.............................................     10,349           9      10,358
                                                                  ---------       -----   ---------
                                                                  $  18,808   $     235   $  19,043
                                                                  ---------       -----   ---------
                                                                  ---------       -----   ---------

    Certain of the leases provide for free rent periods as well as rent escalations. The rental commitments above represent actual rental payments to be made. The financial statements reflect rent expense and rental income on a straight-line basis over the terms of the leases. Approximately $1,800,000, representing accrued pro rata future payments, net of receipts, is included in other noncurrent liabilities in the accompanying balance sheet as of December 31, 1997.

    ALM, LLC leases its corporate headquarters from Old ALM's general partner. Because the lease can be cancelled with ninety days notice, the commitments under this lease are excluded from the above table. Monthly rent payments under this lease total $74,700. This lease terminates on December 31, 1998.

    The Company is involved in a number of legal proceedings, some of which are significant, which arose in the ordinary course of business. In the opinion of management, the ultimate outcome of these

                          AMERICAN LAWYER MEDIA, INC.

                               DECEMBER 31, 1997

9. COMMITMENTS AND CONTINGENCIES (CONTINUED) contingencies is not expected to have a material adverse effect on the Company's financial position or results of operations.

10. EMPLOYEE BENEFITS

    NLP has a 401(k) profit sharing plan (the "NLP Plan") for all eligible employees who have completed one year of service. Under the NLP Plan, NLP has the option of making a matching contribution of up to 3% of a participant's compensation. NLP may also annually contribute additional discretionary amounts to participants. For the five months ended December 31, 1997, NLP did not make any matching discretionary contributions to the NLP Plan. In addition, approximately twenty NLP employees are covered by certain defined contribution retirement plans sponsored by the Typographical Union. NLP did not make any contributions to these retirement plans for the five months ended December 31, 1997.

    ALM, LLC sponsors a 401(k) salary deferral plan (the "ALM Plan"). Participation in the ALM Plan is available for substantially all ALM, LLC and Counsel Connect, LLC employees. The ALM Plan provides for employer matching of employees' contributions, as defined. The cost of the ALM Plan for the five months ended December 31, 1997 was $137,400.

    ALM, LLC also sponsored a defined benefit plan covering substantially all ALM, LLC and Counsel Connect, LLC employees. This plan was frozen effective December 31, 1997, resulting in an insignificant curtailment gain. The components of net periodic pension cost for the five months ended December 31, 1997 were as follows (in thousands):

                                                                                          1997
                                                                                        ---------
Service cost..........................................................................  $     160
Interest cost on projected benefit obligation.........................................         94
Actual return on assets...............................................................       (173)
Net amortization and deferral.........................................................        119
                                                                                        ---------
                                                                                        $     200
                                                                                        ---------
                                                                                        ---------

    The following table sets forth the funded status of the Company's pension plan and amounts recognized in the balance sheet as of December 31, 1997 (in thousands):

                                                                                         1997
                                                                                       ---------
Actuarial present value of benefit obligations:
  Vested benefit obligation..........................................................  $   2,948
                                                                                       ---------
Accumulated benefit obligation.......................................................  $   3,305
                                                                                       ---------
Projected benefit obligation.........................................................  $   3,305
Plan assets at fair value............................................................      2,613
                                                                                       ---------
Projected benefit obligation in excess of plan assets................................  $     692
Unrecognized net gain................................................................     --
Unrecognized net transition obligation...............................................     --
                                                                                       ---------
Accrued pension liability............................................................  $     692
                                                                                       ---------
                                                                                       ---------

                          AMERICAN LAWYER MEDIA, INC.

                               DECEMBER 31, 1997

10. EMPLOYEE BENEFITS (CONTINUED)
    In determining the actuarial present value of the projected benefit obligation as of December 31, 1997, the discount rate was 6.75%, the rate of increase in future compensation levels was 3.00%, and the expected long-term rate of return on assets was 9.00%.

    ALM, LLC also sponsors an Excess Benefit Pension Plan providing a benefit to highly compensated employees in excess of the benefits provided by the tax qualified defined benefit plan. The plan is an unfunded, non-qualified deferred compensation plan. This plan was also frozen as of December 31, 1997.

    ALM, LLC and Counsel Connect, LLC sponsor a comprehensive medical and dental insurance plan, which is available to substantially all employees. ALM, LLC and Counsel Connect, LLC are self insured for claims submitted under this plan up to predetermined amounts above which third party insurance applies.

11. NOTES PAYABLE

    On December 22, 1997, the Company issued $175,000,000 of 9.75% senior notes ("Senior Notes") due December 15, 2007. The Senior Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 (beginning June 15, 1998). The Senior Notes are unsecured general obligations of the Company and are guaranteed by each of the Company's subsidiaries ("Restricted Subsidiaries"). The Senior Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that includes accrued and unpaid interest as well as any existing liquidating damages. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs, totaling $6,252,000, have been capitalized on the accompanying balance sheet and are being amortized over the term of the Senior Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

12. FASB 107--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The Company believes that the carrying amount for these accounts approximates fair value.

13. SUBSEQUENT EVENTS

    Pursuant to an Asset Purchase Agreement dated as of March 3, 1998, among Corporate Presentations, Inc., its sole stockholder and LegalTech, LLC, a wholly owned indirect subsidiary of the Company, LegalTech, LLC agreed to purchase substantially all of the assets and assume certain of the liabilities of Corporate Presentations, Inc. for approximately $10,800,000. Corporate Presentations, Inc. is a producer of tradeshows and conferences for the legal community. For advisory services rendered to the Company in connection with the LegalTech Acquisition, the Company paid WPMP, an affiliate of Holdings, a fee of 1% of the purchase price of LegalTech.

    Pursuant to an Asset Purchase and Sale Agreement dated as of March 27, 1998, among Legal Communications, Ltd., and ALM, LLC a wholly owned subsidiary of the Company, ALM, LLC agreed to purchase substantially all of the assets and assume certain of the liabilities of Legal Communications Ltd.

                          AMERICAN LAWYER MEDIA, INC.

                               DECEMBER 31, 1997

13. SUBSEQUENT EVENTS (CONTINUED)
for a purchase price of $20,000,000. Legal Communications Ltd. is a publisher of regional legal publications. For advisory services rendered to the Company in connection with the Legal Communications, Ltd. Acquisition, the Company intends to pay WPMP, an affiliate of Holdings, a fee of 1% of the purchase price of Legal Communications, Ltd.

    On March 25, 1998, Holdings and the Company (as the "Borrower") signed a Credit Agreement with various banks that has a combined Revolving Commitment in the initial principal amount of $40,000,000. The Revolving Credit Facility is guaranteed by Holdings and by all subsidiaries of the Company. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by Holdings of all of the stock of the Company. Each revolving loan shall bear interest on the outstanding principal amount from the borrowing date until it becomes due at a rate per annum equal to the "Base Rate" or the Eurodollar rate plus the "Applicable Margin" of 1.5% for base rate loans and 2.5% for Eurodollar rate loans. The Base Rate is the higher of the Bank of America publicly announced "Reference Rate" or the Federal Funds Rate plus 0.5%. A commitment fee must be paid on the daily unused portion of the revolving commitment. The Credit Agreement includes both affirmative and negative covenants that include meeting certain financial ratios.

    On April 2, 1998, the Board of Directors authorized Holdings to issue shares of Holdings' $.01 par value per share common stock to U.S. Equity Partners, L.P., in consideration of payment by U.S. Equity Partners, L.P., of $15,000,000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Lawyer Media, L.P.:

    We have audited the accompanying balance sheet of American Lawyer Media, L.P. as of July 31, 1997 and the related statements of operations, changes in partners' capital and accumulated deficit and cash flows for the seven months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Lawyer Media, L.P. as of July 31, 1997, and the results of its operations and its cash flows for the seven months then ended in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

New York, New York
November 20, 1997

                          AMERICAN LAWYER MEDIA, L.P.

                                 BALANCE SHEET

                                 JULY 31, 1997
                                 (IN THOUSANDS)

                                           ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.......................................................  $     615
  Accounts receivable, net of allowance for doubtful accounts of $1,661...........      5,726
  Due from affiliate..............................................................        390
  Inventories, net................................................................        399
  Other current assets............................................................        557
                                                                                    ---------
      Total current assets........................................................      7,687

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $7,354..........      5,594
INTANGIBLE ASSETS, net of accumulated amortization of $20,665.....................      4,488
GOODWILL, net of accumulated amortization of $247.................................      1,057
OTHER ASSETS......................................................................        156
                                                                                    ---------
      Total assets................................................................  $  18,982
                                                                                    ---------
                                                                                    ---------

                        LIABILITIES AND PARTNERS' ACCUMULATED DEFICIT

CURRENT LIABILITIES:
  Accounts payable................................................................  $     744
  Accrued expenses................................................................      4,745
  Deferred income (including deferred subscription income of $7,466)..............      8,093
                                                                                    ---------
      Total current liabilities...................................................     13,582

DUE TO GENERAL PARTNER............................................................     34,742
                                                                                    ---------
      Total liabilities...........................................................     48,324

COMMITMENTS AND CONTINGENCIES (Note 7)
PARTNERS' ACCUMULATED DEFICIT.....................................................    (29,342)
                                                                                    ---------
      Total liabilities and partners' accumulated deficit.........................  $  18,982
                                                                                    ---------
                                                                                    ---------

  The accompanying notes to financial statements are an integral part of this balance sheet.

                          AMERICAN LAWYER MEDIA, L.P.

                        STATEMENT OF OPERATIONS (NOTE 3)

                    FOR THE SEVEN MONTHS ENDED JULY 31, 1997

                                 (IN THOUSANDS)

NET REVENUES:
  Periodicals
    Advertising....................................................................  $  18,146
    Subscription...................................................................      6,719
  Ancillary Products and Services..................................................      4,532
  Internet Services................................................................      2,148
                                                                                     ---------
      Total net revenues...........................................................     31,545
                                                                                     ---------
OPERATING EXPENSES:
  Editorial........................................................................      4,023
  Production and Distribution......................................................      6,919
  Selling..........................................................................      4,640
  General and Administrative.......................................................      9,531
  Internet Services................................................................      6,464
  Depreciation and Amortization....................................................      1,590
                                                                                     ---------
      Total operating expenses.....................................................     33,167
                                                                                     ---------
      Operating loss...............................................................     (1,622)

INTEREST EXPENSE, net..............................................................      1,420
                                                                                     ---------
      Net loss (Note 3)............................................................  $  (3,042)
                                                                                     ---------
                                                                                     ---------

  The accompanying notes to financial statements are an integral part of this statement.

                          AMERICAN LAWYER MEDIA, L.P.

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                            AND ACCUMULATED DEFICIT

                    FOR THE SEVEN MONTHS ENDED JULY 31, 1997

                                 (IN THOUSANDS)

                                                                                                       PARTNERS'
                                                                             CONTRIBUTED  EARNINGS/   ACCUMULATED
                                                                               CAPITAL      LOSSES      DEFICIT
                                                                             -----------  ----------  ------------
BALANCE AT DECEMBER 31, 1996...............................................   $  31,677   $  (57,977)  $  (26,300)
  Net loss.................................................................      --           (3,042)      (3,042)
                                                                             -----------  ----------  ------------
BALANCE AT JULY 31, 1997...................................................   $  31,677   $  (61,019)  $  (29,342)
                                                                             -----------  ----------  ------------
                                                                             -----------  ----------  ------------

  The accompanying notes to financial statements are an integral part of this statement.

                          AMERICAN LAWYER MEDIA, L.P.

                            STATEMENT OF CASH FLOWS

                    FOR THE SEVEN MONTHS ENDED JULY 31, 1997

                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................................................  $  (3,042)
  Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization..................................................      1,590
    Interest expense...............................................................      1,420
    Allowance for doubtful accounts................................................        304
    Decrease (increase) in-
      Accounts receivable and due from affiliate...................................      1,057
      Inventories..................................................................        121
      Other current assets.........................................................        (21)
      Other assets.................................................................        (56)
    Increase (decrease) in-
      Accounts payable.............................................................     (1,137)
      Accrued expenses.............................................................       (998)
      Deferred income..............................................................         85
                                                                                     ---------
        Total adjustments..........................................................      2,365
                                                                                     ---------
        Net cash used in operating activities......................................       (677)
                                                                                     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................................................     (1,971)
                                                                                     ---------
        Net cash used in investing activities......................................     (1,971)
                                                                                     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from general partner..............................................      3,173
                                                                                     ---------
        Net cash provided by financing activities..................................      3,173
                                                                                     ---------
        Net increase in cash.......................................................        525
CASH, beginning of period..........................................................         90
                                                                                     ---------
CASH, end of period................................................................  $     615
                                                                                     ---------
                                                                                     ---------

  The accompanying notes to financial statements are an integral part of this statement.

                          AMERICAN LAWYER MEDIA, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 JULY 31, 1997

1. ORGANIZATION

    American Lawyer Media, L.P. (the "Company") is a limited partnership of Time Warner and Associated Newspapers. The sole general partner of American Lawyer Media, L.P. is Time Warner. The Company is based in New York and has operations in seven states and the District of Columbia. The Company publishes THE AMERICAN LAWYER, CORPORATE COUNSEL MAGAZINE, AMLAW TECH, THE CONNECTICUT LAW TRIBUNE, LEGAL TIMES, NEW JERSEY LAW JOURNAL, THE RECORDER, TEXAS LAWYER, FULTON COUNTY DAILY REPORT, and the DAILY BUSINESS REVIEWS, all of which are divisions of the Company. In addition, the Company consolidates its interest in Counsel Connect, a New York general partnership. The partnership, which runs a membership-based internet service exclusively for lawyers and legal professionals, was formed in February 1994 by Mead Data Central and the Company. In February 1996, Mead Data Central assigned its interest in the partnership to the Company and also contributed the balance in its capital account of approximately $1,647,000, to the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

    Advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in the Company's publications. Advertising revenue is recognized upon release of the related publications to subscribers. Allowances for estimated doubtful accounts are provided based upon historical experience.

    Subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

    Ancillary revenues consist principally of third-party printing services, newsletter subscriptions, sales of professional books and directories, Lexis/Nexis royalty income, seminar income, and a daily fax service of court decisions.

    Internet services revenues consist of income earned from COUNSEL CONNECT subscriptions and usage fees.

DEFERRED SUBSCRIPTION INCOME

    Deferred subscription income results from advance payments or orders for magazine subscriptions received from subscribers.

CIRCULATION PROMOTION (SUBSCRIPTION DIRECT MAIL) COSTS

    Circulation promotion costs are charged to expense upon the release of the campaign.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          AMERICAN LAWYER MEDIA, L.P.

                                 JULY 31, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    The Company considers time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

INVENTORIES

    Inventories consist principally of paper utilized by the Company and its outside printers and professional books published and sold by the Company. Inventories are stated at the lower of cost or market.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Machinery and equipment...........................................  5 years
Buildings.........................................................  25 years
Furniture and fixtures............................................  5 years
Computer equipment and software...................................  3-5 years

    Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life. The cost and accumulated depreciation of property sold or retired are removed from the accounts upon disposition.

INTANGIBLES AND GOODWILL

    Intangible assets, consisting primarily of noncompete agreements and subscription lists, are valued at the appraised market value of the assets at the date of acquisition, net of accumulated amortization. Intangibles are amortized over the expected useful lives of the respective assets, ranging from two to thirteen years. Goodwill represents the excess of purchase price over the fair value of net assets acquired, less accumulated amortization. Goodwill is being amortized on a straight-line basis over 40 years.

ACCOUNTS PAYABLE

    Included in accounts payable are $425,000 of bank overdrafts as of July 31, 1997.

3. INCOME TAXES

    No provision has been made in the accompanying statement of operations for income taxes since, pursuant to provisions of the Internal Revenue Code, the net loss appearing on the accompanying statement of operations is reportable by each of the partners on their individual tax returns.

                          AMERICAN LAWYER MEDIA, L.P.

                                 JULY 31, 1997

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at July 31, 1997 (In Thousands):

Machinery and equipment............................................  $  10,323
Buildings and improvements.........................................      1,430
Furniture and fixtures.............................................        823
Land...............................................................        300
Automobiles........................................................         72
                                                                     ---------
                                                                        12,948
Accumulated depreciation and amortization..........................     (7,354)
                                                                     ---------
    Net property, plant and equipment..............................  $   5,594
                                                                     ---------
                                                                     ---------

5. RELATED PARTY TRANSACTIONS

    The Company has a business relationship with Courtroom Television Network ("Court TV"), an affiliate of the Company's general partner. Revenues are generated through licensing fees charged to Court TV for editorial content and sales of advertisements. The licensing fees for American Lawyer publications totaled approximately $149,000 for the seven months ended July 31, 1997. Advertising revenues from Court TV totaled approximately $122,000 for the seven months ended July 31, 1997. In addition, the Company and Court TV share certain editorial and administrative resources and employees, as well as office facilities. The cost associated with employees who devote all or a portion of their time to Court TV activities is charged to Court TV based on an estimate of their time spent on such activities. These charges, which include an allocation for the chairman of the Company, amounted to $321,000 for the seven months ended July 31, 1997. Court TV is also charged a flat annual fee of $195,000 for use of the Company's reporters for on-camera appearances and background reports. Finally, an allocation is made to Court TV to cover general overhead costs (e.g., rent, utilities, etc.) which amounted to approximately $53,000 for the seven months ended July 31, 1997. Amounts due from Court TV are reflected as due from affiliate on the accompanying balance sheet.

    The Company's general partner provides certain legal, administrative, accounting, and tax services for the Company. Charges for such services amounted to approximately $47,000 for the seven months ended July 31, 1997.

6. DUE TO GENERAL PARTNER

    Due to General Partner consists of borrowings from WCI/AMLAW Inc. and interest accrued thereon. The borrowings bear interest at 1% under prime and do not have a stated maturity date. This amount has been included in long- term liabilities in the accompanying balance sheet since the amount is not intended to be repaid within the next year.

7. COMMITMENTS AND CONTINGENCIES

    Rent expense, including payments of real estate taxes, insurance and other expenses required under certain leases, amounted to approximately $1,046,500 for the seven months ended July 31, 1997, including rent accruals in excess of payments of $6,600.

                          AMERICAN LAWYER MEDIA, L.P.

                                 JULY 31, 1997

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Minimum rental commitments under noncancellable leases as of July 31, 1997 were as follows (in thousands):

                                                                            REAL      SUBLEASE
                                                                           ESTATE      INCOME       OTHER       TOTAL
                                                                          ---------  ----------  -----------  ---------
1997....................................................................  $   1,450  $     (650)  $      28   $     828
1998....................................................................      3,161      (1,443)         70       1,788
1999....................................................................      3,094      (1,473)         59       1,680
2000....................................................................      3,087      (1,473)         44       1,658
2001....................................................................      2,906      (1,473)         33       1,466
2002 and thereafter.....................................................     17,424     (10,823)          5       6,606
                                                                          ---------  ----------       -----   ---------
                                                                          $  31,122  $  (17,335)  $     239   $  14,026
                                                                          ---------  ----------       -----   ---------
                                                                          ---------  ----------       -----   ---------

    Certain of the leases provide for free rent periods as well as rent escalations. The rental commitments above represent actual rental payments to be made. The financial statements reflect rent expense and rental income on a straight-line basis over the terms of the leases. An obligation of $6,600, representing accrued pro rata future payments, net of receipts, is included in the accompanying balance sheet.

    The Company subleases a portion of its office facilities to Court TV. The sublease charges summarized above are based on an oral agreement between the Company and Court TV.

    The lease for the Company's headquarters contains a provision whereby the Company could elect not to renew the lease for the years 1999 through 2008 upon payment of a $2,200,000 termination penalty.

    The Company is involved in a number of legal proceedings, some of which are significant, which arose in the ordinary course of business. In the opinion of management, the ultimate outcome of these contingencies is not expected to have a material adverse effect on the Company's financial position or results of operations.

8. EMPLOYEE BENEFITS

    The Company sponsors a retirement savings plan. Participation in this plan is available for substantially all employees. The plan provides for employer matching of employees' contributions, as defined. The cost of the plan was $177,000 for the seven months ended July 31, 1997.

    The Company has a defined benefit plan covering substantially all employees. The Company's general funding policy is to contribute annual amounts that satisfy the Internal Revenue Code funding requirements. The components of net periodic pension cost for the year ended December 31, 1996 were as follows:

Service cost......................................................  $ 361,216
Interest cost on projected benefit obligation.....................    188,428
Actual return on assets...........................................   (260,515)
Net amortization and deferral.....................................    178,602
                                                                    ---------
                                                                    $ 467,731
                                                                    ---------
                                                                    ---------

                          AMERICAN LAWYER MEDIA, L.P.

                                 JULY 31, 1997

8. EMPLOYEE BENEFITS (CONTINUED)
    The following table sets forth the funded status of the Company's defined benefit plan and amounts recognized in the balance sheet as of December 31, 1996:

Actuarial present value of benefit obligations:
Vested benefit obligation.......................................  $1,756,139
                                                                  ---------
Accumulated benefit obligation..................................  $1,988,235
                                                                  ---------
Projected benefit obligation....................................  $3,031,741
Plan assets at fair value.......................................  1,965,782
                                                                  ---------
Projected benefit obligation in excess of plan assets...........  $1,065,959
Unrecognized net gain...........................................    155,802
Unrecognized net transition obligation..........................   (728,462)
                                                                  ---------
Accrued pension liability.......................................  $ 493,299
                                                                  ---------
                                                                  ---------

    In determining the actuarial present value of the projected benefit obligation as of December 31, 1996, the discount rate was 7.5%, the rate of increase in future compensation levels was 6%, and the expected long-term rate of return on assets was 9%.

    The Company sponsors an Excess Benefit Pension Plan providing a benefit to highly compensated employees in excess of the benefits provided by the tax qualified defined benefit plan. The plan is an unfunded, non-qualified deferred compensation plan.

    The Company also sponsors a comprehensive medical and dental insurance plan which is available to substantially all employees. The Company is self insured for claims submitted under this plan up to predetermined amounts, above which third party insurance applies.

9. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 107-FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and due to general partner. The carrying amount of these accounts approximates fair value.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Lawyer Media, L.P.:

    We have audited the accompanying balance sheets of American Lawyer Media, L.P. as of December 31, 1996 and 1995, and the related statements of operations, changes in partner's capital and accumulated deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Lawyer Media, L.P. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

New York, New York
November 20, 1997

                          AMERICAN LAWYER MEDIA, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                                               1996        1995
                                                                                            ----------  ----------
                                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...............................................................  $       90  $      780
  Accounts receivable, net of allowance for doubtful accounts of $1,357 in 1996 and $1,098
    in 1995...............................................................................       6,496       5,899
  Due from affiliate......................................................................         981         289
  Inventories, net........................................................................         520         629
  Other current assets....................................................................         536         476
                                                                                            ----------  ----------
      Total current assets................................................................       8,623       8,073

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $6,469 in 1996 and
  $6,309 in 1995..........................................................................       4,533       3,649
INTANGIBLE ASSETS, net of accumulated amortization of $19,911 in 1996 and $18,773 in
  1995....................................................................................       5,242       6,381
GOODWILL, net of accumulated amortization of $229 in 1996 and $198 in 1995................         984       1,015
OTHER ASSETS..............................................................................         100         195
                                                                                            ----------  ----------
      Total assets........................................................................  $   19,482  $   19,313
                                                                                            ----------  ----------
                                                                                            ----------  ----------
                                  LIABILITIES AND PARTNERS' ACCUMULATED DEFICIT

CURRENT LIABILITIES:
  Accounts payable........................................................................  $    1,881  $      836
  Accrued expenses........................................................................       5,743       6,672
  Deferred income (including deferred subscription income of $7,221 in 1996 and $7,095 in
    1995)                                                                                        8,008       7,631
                                                                                            ----------  ----------
      Total current liabilities...........................................................      15,632      15,139

DUE TO GENERAL PARTNER....................................................................      30,150      22,114
                                                                                            ----------  ----------
      Total liabilities...................................................................      45,782      37,253

COMMITMENTS AND CONTINGENCIES (Note 7)
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP (Note 1)....................................      --           1,819
PARTNERS' ACCUMULATED DEFICIT.............................................................     (26,300)    (19,759)
                                                                                            ----------  ----------
      Total liabilities and partners' accumulated deficit.................................  $   19,482  $   19,313
                                                                                            ----------  ----------
                                                                                            ----------  ----------

  The accompanying notes to financial statements are an integral part of these balance sheets.

                          AMERICAN LAWYER MEDIA, L.P.

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                                                1996       1995
                                                                                              ---------  ---------
NET REVENUES:
  Periodicals
    Advertising.............................................................................  $  26,659  $  25,037
    Subscription............................................................................     11,304     10,884
  Ancillary Products and Services...........................................................      8,467      8,387
  Internet Services.........................................................................      5,474      3,238
                                                                                              ---------  ---------
        Total net revenues..................................................................     51,904     47,546
                                                                                              ---------  ---------
OPERATING EXPENSES:
  Editorial.................................................................................      7,141      7,073
  Production and Distribution...............................................................     12,469     12,587
  Selling...................................................................................      7,479      6,913
  General and Administrative................................................................     16,829     16,506
  Internet Services.........................................................................     11,886     10,854
  Depreciation and Amortization.............................................................      2,488      2,680
                                                                                              ---------  ---------
        Total operating expenses............................................................     58,292     56,613
                                                                                              ---------  ---------
        Operating loss......................................................................     (6,388)    (9,067)
                                                                                              ---------  ---------
INTEREST EXPENSE, net.......................................................................      1,972      1,384
        Loss before minority interest.......................................................     (8,360)   (10,451)

MINORITY INTEREST IN LOSS OF CONSOLIDATED PARTNERSHIP
  (Note 1)..................................................................................        172      2,334
                                                                                              ---------  ---------
        Net loss (Note 3)...................................................................  $  (8,188) $  (8,117)
                                                                                              ---------  ---------
                                                                                              ---------  ---------

  The accompanying notes to financial statements are an integral part of these statements.

                          AMERICAN LAWYER MEDIA, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            AND ACCUMULATED DEFICIT

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                                                       PARTNERS'
                                                                             CONTRIBUTED  EARNINGS/   ACCUMULATED
                                                                               CAPITAL      LOSSES      DEFICIT
                                                                             -----------  ----------  ------------
BALANCE AT DECEMBER 31, 1994...............................................   $  30,030   $  (41,672)  $  (11,642)
  Net loss.................................................................      --           (8,117)      (8,117)
                                                                             -----------  ----------  ------------
BALANCE AT DECEMBER 31, 1995...............................................      30,030      (49,789)     (19,759)
  Contribution of capital from minority partner............................       1,647       --            1,647
  Net loss.................................................................      --           (8,188)      (8,188)
                                                                             -----------  ----------  ------------
BALANCE AT DECEMBER 31, 1996...............................................   $  31,677   $  (57,977)  $  (26,300)
                                                                             -----------  ----------  ------------
                                                                             -----------  ----------  ------------

  The accompanying notes to financial statements are an integral part of these statements.

                          AMERICAN LAWYER MEDIA, L.P.

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                                                 1996       1995
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...................................................................................  $  (8,188) $  (8,117)
  Adjustments to reconcile net loss to net cash used in operating activities--
    Depreciation and amortization............................................................      2,488      2,680
    Interest expense.........................................................................      1,972      1,384
    Minority share...........................................................................       (172)    (2,334)
    Allowance for doubtful accounts..........................................................        259        108
    Decrease (increase) in--
      Accounts receivable and due from affiliate.............................................     (1,548)       757
      Inventories............................................................................        109       (105)
      Other current assets...................................................................        (60)       (97)
      Other assets...........................................................................         95         13
    Increase (decrease) in--
      Accounts payable.......................................................................      1,045         28
      Accrued expenses.......................................................................       (929)      (146)
      Deferred income........................................................................        377        357
                                                                                               ---------  ---------
        Total adjustments....................................................................      3,636      2,645
                                                                                               ---------  ---------
        Net cash used in operating activities................................................     (4,552)    (5,472)
                                                                                               ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.......................................................................     (2,202)    (1,481)
                                                                                               ---------  ---------
        Net cash used in investing activities................................................     (2,202)    (1,481)
                                                                                               ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from general partner........................................................      6,064      7,206
                                                                                               ---------  ---------
        Net cash provided by financing activities............................................      6,064      7,206
                                                                                               ---------  ---------
        Net (decrease) increase in cash......................................................       (690)       253
CASH, beginning of year......................................................................        780        527
                                                                                               ---------  ---------
CASH, end of year............................................................................  $      90  $     780
                                                                                               ---------  ---------
                                                                                               ---------  ---------

  The accompanying notes to financial statements are an integral part of these statements.

                          AMERICAN LAWYER MEDIA, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

1. ORGANIZATION

    American Lawyer Media, L.P. (the "Company") is a limited partnership of Time Warner and Associated Newspapers. The sole general partner of American Lawyer Media, L.P. is Time Warner. The Company is based in New York and has operations in seven states and the District of Columbia. The Company publishes THE AMERICAN LAWYER, CORPORATE COUNSEL MAGAZINE, AMLAW TECH, THE CONNECTICUT LAW TRIBUNE, LEGAL TIMES, NEW JERSEY LAW JOURNAL, THE RECORDER, TEXAS LAWYER, FULTON COUNTY DAILY REPORT, and the DAILY BUSINESS REVIEWS, all of which are divisions of the Company. In addition, the Company consolidates its interest in Counsel Connect, a New York general partnership. The partnership, which runs a membership-based internet service exclusively for lawyers and legal professionals, was formed in February 1994 by Mead Data Central and the Company. In February 1996, Mead Data Central assigned its interest in the partnership to the Company and also contributed the balance in its capital account of approximately $1,647,000, to the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

    Advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in the Company's publications. Advertising revenue is recognized upon release of the related publications to subscribers. Allowances for estimated doubtful accounts are provided based upon historical experience.

    Subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

    Ancillary revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books and directories, Lexis/Nexis royalty income, seminar income, and a daily fax service of court decisions.

    Internet services revenues consist of income earned from COUNSEL CONNECT subscriptions and usage fees.

DEFERRED SUBSCRIPTION INCOME

    Deferred subscription income results from advance payments or orders for magazine subscriptions received from subscribers.

CIRCULATION PROMOTION (SUBSCRIPTION DIRECT MAIL) COSTS

    Circulation promotion costs are charged to expense upon the release of the campaign.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          AMERICAN LAWYER MEDIA, L.P.

                           DECEMBER 31, 1996 AND 1995

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

    The Company considers time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

INVENTORIES

    Inventories consist principally of paper utilized by the Company and its outside printers and professional books published and sold by the Company. Inventories are stated at the lower of cost or market.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Machinery and equipment...........................................  5 years
Buildings.........................................................  25 years
Furniture and fixtures............................................  5 years
Computer equipment and software...................................  3-5 years

    Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life. The cost and accumulated depreciation of property sold or retired are removed from the accounts upon disposition.

INTANGIBLES AND GOODWILL

    Intangible assets, consisting primarily of non-compete agreements and subscription lists, are valued at the appraised market value of the assets at the date of acquisition, net of accumulated amortization. Intangibles are amortized over the expected useful lives of the respective assets, ranging from two to thirteen years. Goodwill represents the excess of purchase price over the fair value of net assets acquired, less accumulated amortization. Goodwill is being amortized on a straight-line basis over 40 years.

ACCOUNTS PAYABLE

    Included in accounts payable are $1,537,000 and $335,000 of bank overdrafts as of December 31, 1996 and 1995, respectively.

3. INCOME TAXES

    No provision has been made in the accompanying statements of operations for income taxes since, pursuant to provisions of the Internal Revenue Code, the net losses appearing on the accompanying statement of operations is reportable by each of the partners on their individual tax returns.

                          AMERICAN LAWYER MEDIA, L.P.

                           DECEMBER 31, 1996 AND 1995

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at December 31, 1996 and 1995 (in thousands):

                                                                               1996       1995
                                                                             ---------  ---------
Machinery and equipment....................................................  $   8,469  $   7,460
Buildings and improvements.................................................      1,398      1,349
Furniture and fixtures.....................................................        763        777
Land.......................................................................        300        300
Automobiles................................................................         72         72
                                                                             ---------  ---------
                                                                                11,002      9,958
Accumulated depreciation and amortization..................................     (6,469)    (6,309)
                                                                             ---------  ---------
    Net property, plant and equipment......................................  $   4,533  $   3,649
                                                                             ---------  ---------
                                                                             ---------  ---------

5. RELATED PARTY TRANSACTIONS

    The Company has a business relationship with Courtroom Television Network ("Court TV"), an affiliate of the Company's general partner. Revenues are generated through licensing fees charged to Court TV for editorial content and sales of advertisements. The licensing fees for American Lawyer publications were fixed at approximately $255,000 in both 1996 and 1995. Advertising revenues from Court TV totaled approximately $244,000 and $233,000 for 1996 and 1995, respectively. In addition, the Company and Court TV share certain editorial and administrative resources and employees, as well as office facilities. The cost associated with employees who devote all or a portion of their time to Court TV activities is charged to Court TV based on an estimate of their time spent on such activities. These charges, which include an allocation for the chairman of the Company, amounted to $1,266,000 and $1,309,000 in 1996 and 1995, respectively. Court TV is also charged a flat annual fee of $195,000 for use of the Company's reporters for on-camera appearances and background reports. Finally, an allocation is made to Court TV to cover general overhead costs (e.g., rent, utilities, etc.) which amounted to approximately $90,000 in both 1996 and 1995. Amounts due from Court TV at December 31, 1996 and 1995 are reflected as due from affiliate on the accompanying balance sheets.

    The Company's general partner provides certain legal, administrative, accounting, and tax services for the Company. Charges for such services amounted to approximately $97,000 and $103,000, in 1996 and 1995, respectively.

6. DUE TO GENERAL PARTNER

    Due to General Partner consists of borrowings from WCI/AMLAW Inc. and interest accrued thereon. The borrowings bear interest at 1% under prime and do not have a stated maturity date. This amount has been included in long-term liabilities in the accompanying balance sheet since the amount is not intended to be repaid within the next year.

                          AMERICAN LAWYER MEDIA, L.P.

                           DECEMBER 31, 1996 AND 1995

7. COMMITMENTS AND CONTINGENCIES

    Rent expense, including payments of real estate taxes, insurance and other expenses required under certain leases, amounted to approximately $1,757,000 and $1,726,000 for the year ended December 31, 1996 and 1995, respectively, including rent accruals in excess of payments of $12,000 and $21,000 for the year ended December 31, 1996 and 1995, respectively.

    At December 31, 1996, minimum rental commitments under noncancelable leases were as follows (in thousands):

                                                                            REAL      SUBLEASE
                                                                           ESTATE      INCOME       OTHER       TOTAL
                                                                          ---------  ----------  -----------  ---------
1997....................................................................  $   3,481  $   (1,560)  $      67   $   1,988
1998....................................................................      3,161      (1,443)         70       1,788
1999....................................................................      3,094      (1,473)         59       1,680
2000....................................................................      3,087      (1,473)         44       1,658
2001....................................................................      2,906      (1,473)         33       1,466
2002 and thereafter.....................................................     17,424     (10,823)          5       6,606
                                                                          ---------  ----------       -----   ---------
                                                                          $  33,153  $  (18,245)  $     278   $  15,186
                                                                          ---------  ----------       -----   ---------
                                                                          ---------  ----------       -----   ---------

    Certain of the leases provide for free rent periods as well as rent escalations. The rental commitments above represent actual rental payments to be made. The financial statements reflect rent expense and rental income on a straight-line basis over the terms of the leases. An obligation of $12,400, representing accrued pro rata future payments, net of receipts, is included in the accompanying balance sheet as of December 31, 1996.

    The Company subleases a portion of its office facilities to Court TV. The sublease charges summarized above are based on an oral agreement between the Company and Court TV.

    The lease for the Company's headquarters contains a provision whereby the Company could elect not to renew the lease for the years 1999 through 2008 upon payment of a $2,200,000 termination penalty.

    The Company is involved in a number of legal proceedings, some of which are significant, which arose in the ordinary course of business. In the opinion of management, the ultimate outcome of these contingencies is not expected to have a material adverse effect on the Company's financial position or results of operations.

8. EMPLOYEE BENEFITS

    The Company sponsors a retirement savings plan. Participation in this plan is available for substantially all employees. The plan provides for employer matching of employees' contributions, as defined. The cost of the plan for the years ended December 31, 1996 and 1995, was $308,000 and $310,000, respectively.

    The Company sponsors an Excess Benefit Pension Plan providing a benefit to highly compensated employees in excess of the benefits provided by the tax qualified benefit plan. The plan is an unfunded, non-qualified deferred compensation plan.

                          AMERICAN LAWYER MEDIA, L.P.

                           DECEMBER 31, 1996 AND 1995

8. EMPLOYEE BENEFITS (CONTINUED)
    The Company also has a defined benefit plan covering substantially all employees. The Company's general funding policy is to contribute annual amounts that satisfy the Internal Revenue Code funding requirements. The components of net periodic pension cost are as follows:

                                                                           1996        1995
                                                                        ----------  ----------
Service cost..........................................................  $  361,216  $  324,416
Interest cost on projected benefit obligation.........................     188,428     155,834
Actual return on assets...............................................    (260,515)    (90,023)
Net amortization and deferral.........................................     178,602      59,568
                                                                        ----------  ----------
                                                                        $  467,731  $  449,795
                                                                        ----------  ----------
                                                                        ----------  ----------

    The following table sets forth the funded status of the Company's defined benefit plan and amounts recognized in the balance sheet as of December 31:

                                                                                            1996          1995
                                                                                        ------------  ------------
Actuarial present value of benefit obligations:
Vested benefit obligation.............................................................  $  1,756,139  $  1,414,464
                                                                                        ------------  ------------
Accumulated benefit obligation........................................................  $  1,988,235  $  1,606,773
                                                                                        ------------  ------------
Projected benefit obligation..........................................................  $  3,031,741  $  2,547,018
Plan assets at fair value.............................................................     1,965,782     1,242,044
                                                                                        ------------  ------------
Projected benefit obligation in excess of plan assets.................................  $  1,065,959  $  1,304,974
Unrecognized net gain (loss)..........................................................       155,802      (174,550)
Unrecognized net transition obligation................................................      (728,462)     (788,030)
                                                                                        ------------  ------------
Accrued pension liability.............................................................  $    493,299  $    342,394
                                                                                        ------------  ------------
                                                                                        ------------  ------------

    In determining the actuarial present value of the projected benefit obligation, the discount rate was 7.5% as of December 31, 1996 and 1995; the rate of increase in future compensation levels was 6% as of December 31, 1996 and 1995, and the expected long-term rate of return on assets was 9% as of December 31, 1996 and 1995.

    The Company sponsors a comprehensive medical and dental insurance plan which is available to substantially all employees. The Company is self insured for claims submitted under this plan up to predetermined amounts, above which third party insurance applies.

9. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 107-FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and due to general partner. The carrying amount of these accounts approximates fair value.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the National Law Publishing Company, Inc.:

    We have audited the accompanying consolidated balance sheet of National Law Publishing Company (a New York corporation) and subsidiaries as of December 21, 1997 and the related consolidated statement of operations, stockholders' equity and cash flows for the period from January 1, 1997 through December 21, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of National Law Publishing Company, Inc. and subsidiaries as of December 21, 1997, and the results of their operations and their cash flows for the period from January 1, 1997 through December 21, 1997 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

New York, New York
April 3, 1998

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 21, 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                         $     584
  Accounts receivable, net of allowances for doubtful accounts and sales returns
    of $1,014.....................................................................      7,402
  Inventories, net................................................................      1,010
  Deferred income taxes...........................................................        800
  Other current assets............................................................        741
                                                                                    ---------
      Total current assets........................................................     10,537
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of
  $2,250..........................................................................      2,544
INTANGIBLE ASSETS, net of accumulated amortization of $14,306.....................    122,351
DEFERRED INCOME TAXES.............................................................      2,934
OTHER ASSETS......................................................................      1,244
                                                                                    ---------
      Total assets................................................................  $ 139,610
                                                                                    ---------
                                                                                    ---------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................................................  $   1,522
  Accrued expenses................................................................      1,674
  Deferred income (including deferred subscription income of $9,041)..............      9,545
                                                                                    ---------
      Total current liabilities...................................................     12,741
                                                                                    ---------
LONG-TERM DEBT....................................................................     59,500
DEFERRED INCOME TAXES.............................................................        926
                                                                                    ---------
OTHER NONCURRENT LIABILITIES......................................................      1,661
                                                                                    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 125,000 shares authorized; 89,609 shares issued
    and outstanding...............................................................          1
  Paid-in capital.................................................................     72,993
  Accumulated (deficit)...........................................................     (8,212)
                                                                                    ---------
        Total stockholders' equity................................................     64,782
                                                                                    ---------
        Total liabilities and stockholders' equity................................  $ 139,610
                                                                                    ---------
                                                                                    ---------

       The accompanying notes are an integral part of this balance sheet

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

         FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH DECEMBER 21, 1997

                                 (IN THOUSANDS)

REVENUES:
  Periodicals......................................................................
    Advertising....................................................................  $  26,402
    Subscription...................................................................      9,504
  Ancillary products and services..................................................     13,926
  Internet services................................................................      1,109
                                                                                     ---------
        Total net revenues.........................................................     50,941
                                                                                     ---------
OPERATING EXPENSES:
  Editorial........................................................................      5,837
  Production and distribution......................................................      9,872
  Selling..........................................................................      8,211
  General and administrative.......................................................      8,722
  Internet services................................................................      1,657
  Depreciation and amortization....................................................      7,283
  Special compensation charge......................................................      6,926
                                                                                     ---------
        Total operating costs and expenses.........................................     48,508
                                                                                     ---------
        Operating income...........................................................      2,433
INTEREST EXPENSE, NET..............................................................     (5,137)
                                                                                     ---------
        Loss before income taxes...................................................     (2,704)
PROVISION FOR INCOME TAXES.........................................................     (2,508)
                                                                                     ---------
        Net loss...................................................................  $  (5,212)
                                                                                     ---------
                                                                                     ---------

         The accompanying notes are an integral part of this statement

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH DECEMBER 21, 1997

                                 (IN THOUSANDS)

                                                            COMMON       PAID-IN    ACCUMULATED    TREASURY
                                                             STOCK       CAPITAL     (DEFICIT)       STOCK       TOTAL
                                                          -----------  -----------  ------------  -----------  ---------
BALANCE AT DECEMBER 31, 1996............................   $       1    $  66,165    $   (3,000)   $  --       $  63,166
  Contribution from Stockholder.........................                    6,828                                  6,828
  Net loss for the period from January 1, 1997 through
    December 21, 1997...................................      --           --            (5,212)      --          (5,212)
                                                          -----------  -----------  ------------  -----------  ---------
BALANCE AT DECEMBER 21, 1997............................   $       1    $  72,993    $   (8,212)   $  --       $  64,782
                                                          -----------  -----------  ------------  -----------  ---------
                                                          -----------  -----------  ------------  -----------  ---------

         The accompanying notes are an integral part of this statement

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

         FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH DECEMBER 21, 1997

                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................................................  $  (5,212)
  Adjustments to reconcile net loss to net cash provided by operating activities--
    Depreciation and amortization.................................................      7,283
      Decrease in deferred income taxes...........................................      1,134
    Special compensation charges..................................................      6,828
    Changes in operating assets and liabilities--.................................
      (Increase) in accounts receivable...........................................       (405)
      (Increase) in inventories...................................................       (174)
      Decrease in prepaid expenses and other current assets.......................         37
      Decrease in other assets....................................................        317
      (Decrease) in accounts payable and accrued expenses.........................       (320)
      Increase in deferred income.................................................        788
      Increase in other noncurrent liabilities....................................      1,016
                                                                                    ---------
        Net cash provided by operating activities.................................     11,292
                                                                                    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to furniture, equipment and leasehold improvements, net of loss on
    disposal of fixed assets of $19...............................................       (496)
                                                                                    ---------
        Net cash used in investing activities.....................................       (496)
                                                                                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt..............................................................    (10,800)
                                                                                    ---------
        Net cash used in financing activities.....................................    (10,800)
                                                                                    ---------
        Net decrease in cash and cash equivalents.................................         (4)

CASH AND CASH EQUIVALENTS, beginning of period....................................        588
                                                                                    ---------
CASH AND CASH EQUIVALENTS, end of period..........................................  $     584
                                                                                    ---------
                                                                                    ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for--
    Interest......................................................................  $   5,528
    Income taxes..................................................................        341
                                                                                    ---------
                                                                                    ---------

         The accompanying notes are an integral part of this statement

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 21, 1997

1. ORGANIZATION

    The National Law Publishing Company, Inc. ("National") through its wholly owned operating subsidiary, New York Law Publishing Company, Inc. ("NYLP" or the "Company") is considered a leading publisher of periodicals, books and newsletters as well as a provider of seminars and electronic information services targeted to the U.S. legal community. NYLP's principal periodical publications are the New York Law Journal (a daily newspaper), The National Law Journal (a weekly publication) and Law Technology Product News (published approximately fifteen times per year). NYLP also wholly owns Law Journal EXTRA!, Inc. ("LJX"). LJX is an on-line service available on the World Wide Web providing access to various legal information and related services including electronic versions of NYLP's principal periodicals.

    On December 1, 1995, Boston Ventures Limited Partnership IV and Boston Ventures Limited Partnership IVA (collectively "Boston Ventures"), through a wholly-owned subsidiary, NLPC Acquisition, Inc. ("NAI"), acquired approximately 71,308 shares of National's common stock from Apollo Publishing Partners, L.P. ("Apollo") and James A. Finkelstein ("Finkelstein"), the chief executive of the Company, and initiated a series of related transactions which resulted in Boston Ventures acquiring approximately 94.3% of National for $141,958,454 in cash plus acquisition related costs of $757,000.

    In addition, on December 1, 1995, NAI was merged into National, with National as the surviving corporation. In connection with the merger, Boston Ventures received 60,916.5954 shares of National's common stock (approximately 94.3% of National's outstanding stock) in exchange for its shares of NAI. Finkelstein retained 3,691.9149 shares of National, approximately 5.7% of its outstanding stock. In addition, under a related stock option agreement, Finkelstein was granted options to acquire up to an additional 6,461 shares of National which vest, subject to certain employment and operating performance criteria, over a five year period (Note 7).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

    The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company believes it is not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising ad agents ("Legal Ad Agents"), generally limited due to the large number of customers comprising the Company's customer base. Such Legal Ad Agents do not have significant liquid net worth and, as a result, the Company is exposed to a certain level of credit concentration risk in this area, which the Company believes it has adequately provided for.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 21, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
REVENUE RECOGNITION

    Advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in the Company's publications. Advertising revenue is recognized upon release of the related publications to subscribers.

    Subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

    Ancillary revenues consist principally of newsletter subscriptions, sales of professional books, software, royalty income and seminar income.

    Internet services revenues are recognized upon the release of an advertisement on the website.

DEFERRED SUBSCRIPTION INCOME

    Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of $734,000 are included in accounts receivable in the accompanying consolidated balance sheet.

EXPENSE RECOGNITION

    ADVERTISING AND PROMOTION COSTS--Advertising expenditures are expensed when the particular advertisement is released. The Company capitalizes direct response promotional costs. At December 21, 1997 approximately $1,152,000 of direct response promotional costs was recorded in other assets on the accompanying consolidated balance sheet. Advertising expense was approximately $3,018,000 for the period ended December 21, 1997. The amortization of direct response promotion expenditures is included in selling expense in the accompanying consolidated statements of operations.

    EDITORIAL COSTS--All editorial costs are expensed as incurred.

CASH AND CASH EQUIVALENTS

    The Company considers time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

INVENTORIES

    Inventories consist principally of professional books published and sold by the Company and related binding materials utilized. Inventories are stated at the lower of cost, as determined by the average cost method, or market.

PROPERTY, PLANT AND EQUIPMENT

    Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Furniture, equipment and purchased software are depreciated on a straight-line basis over their respective estimated useful lives. Repairs and maintenance are charged to expense as incurred. Leasehold improvements are amortized over the lives of the improvements or the term of the related lease, whichever is shorter.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 21, 1997

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INTANGIBLE ASSETS

    Intangible assets include deferred financing costs with the amortization and/or write-off of such costs classified as part of amortization expense. Goodwill represents the excess of purchase price over the fair value of net assets acquired.

3. PROPERTY, PLANT AND EQUIPMENT, NET

    The following is a summary of property, plant and equipment at December 21, 1997:

                                                                                   ESTIMATED
                                                                                    USEFUL
                                                               (IN THOUSANDS)        LIVES
                                                               ---------------  ---------------
Computer equipment and purchased software....................     $   2,971     6 years
Furniture and office equipment...............................         1,210     5 to 9 years
Leasehold improvements.......................................           613     7 to 10 years
                                                                     ------
                                                                      4,794
Less--accumulated depreciation and amortization..............        (2,250)
                                                                     ------
                                                                  $   2,544
                                                                     ------
                                                                     ------

4. INTANGIBLE ASSETS, NET

    The following is a summary of intangible assets at December 21, 1997:

                                                                                 AMORTIZATION
                                                                 (IN THOUSANDS)    PERIODS
                                                                 --------------  ------------
Goodwill.......................................................    $  135,519       20 years
Deferred financing costs.......................................         1,138        7 years
                                                                 --------------
                                                                      136,657
Less--accumulated amortization.................................       (14,306)
                                                                 --------------
                                                                   $  122,351
                                                                 --------------
                                                                 --------------

    Total amortization expense of intangibles was approximately $6,709,000 for the period ended December 21, 1997.

5. LONG-TERM DEBT

    Long-term debt was comprised of the following at December 21, 1997:

                                                                                (IN THOUSANDS)
                                                                                --------------
Revolving credit facilities...................................................    $   59,500
Less-current portion of revolving credit facilities reduction amount..........        --
                                                                                     -------
                                                                                  $   59,500
                                                                                     -------
                                                                                     -------

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 21, 1997

5. LONG-TERM DEBT (CONTINUED)
REVOLVING CREDIT FACILITIES

    On December 1, 1995, the Company entered into a revolving credit facility agreement (the "Credit Agreement") with The First National Bank of Boston (the "Bank"), as a lender and as agent for other lenders, under which NAI borrowed $15,674,061 and NYLP borrowed $55,225,939 (aggregating $70,900,000) in connection with Boston Ventures' acquisition of the Company. Upon NAI's merger into National, NYLP assumed the $15,674,061 of Bank debt, in the form of a dividend from NYLP to National. The Company's borrowing capacity under the revolving credit facility, including cash loans and standby letters of credit of up to $6 million, was $70.5 million through December 21, 1997, and decreases semi-annually until final maturity on December 31, 2002 as follows:

PERIOD                                                                              AMOUNT
------------------------------------------------------------------------------  --------------
                                                                                (IN THOUSANDS)
January 1, 1998 through June 29, 1998.........................................    $   67,000
June 30, 1998 through December 30, 1998.......................................        63,250
December 31, 1998 through June 29, 1999.......................................        59,500
June 30, 1999 through December 30, 1999.......................................        55,250
December 31, 1999 through June 29, 2000.......................................        51,000
June 30, 2000 through December 30, 2000.......................................        45,750
December 31, 2000 through June 29, 2001.......................................        40,500
June 30, 2001 through December 30, 2001.......................................        33,750
December 31, 2001 through June 29, 2002.......................................        27,000
June 30, 2002 through final maturity date.....................................        19,000
Final maturity date (December 31, 2002)

    Available borrowings under this facility are further limited by the sum of
(a) the Company's letter of credit exposure and (b) certain stipulated percentages of excess cash flow based on the ratio of the Company's consolidated funded debt to consolidated operating cash flow, as defined. Outstanding borrowings under the facility bear interest at a fluctuating rate, subject to the Company's elected pricing option, at either the Base Rate, Eurodollar Rate, and/or CD Rate, plus a variable margin based on the Company's ratio of consolidated funded debt to consolidated operating cash flow, as defined. The interest rate under this revolving credit facility approximated 8.0% for the period ended December 21, 1997. Commitment fees are charged and payable quarterly at either a .375% or .500% annual rate, depending on the Company's ratio of consolidated funded debt to consolidated operating cash flow for the immediately preceding quarter (the "Quarterly Funded Debt Ratio") and on the average daily unused portion of the revolving credit facility. In addition, letter of credit usage fees are payable at rates which range between 1.25% and 2.5% depending on the Quarterly Funded Debt Ratio and on the daily letter of credit exposure during the three month period or portion thereof ending on such payment date. The revolving credit facility is secured by the assets of National and NYLP and the stock of NYLP and its subsidiaries.

    The Credit Agreement requires, among other things, that the Company maintain certain minimum levels of consolidated operating cash flow and certain prescribed ratios of consolidated funded debt to consolidated operating cash flows, consolidated operating cash flow to interest expense and consolidated adjusted operating cash flow to consolidated fixed charges, as defined. The Credit Agreement contains other restrictive covenants, including limitations on indebtedness, investments and acquisitions, the disposition of assets, transactions with affiliates and distributions to stockholders.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 21, 1997

5. LONG-TERM DEBT (CONTINUED)
    The Agreement provides that within 10 days after the Eurodollar Basic Rate for three month Eurodollar Pricing Options first exceeds 5.875% per annum, the Company will obtain and thereafter keep in effect one or more interest rate protection agreements covering a notional amount of at least 50% of the outstanding borrowings under the revolving credit facility for an aggregate period of not less than two years.

6. INCOME TAXES

    National and its subsidiaries file a consolidated Federal and combined New York State and New York City income tax returns. NYLP also files income tax returns in California and the District of Columbia. At December 21, 1997, National had a net operating loss carryforwards available to offset future taxable income for Federal income tax purposes of approximately $2.0 million. These carryforwards expire in the years 2004 through 2010 and, as a result of the change in ownership described in Note 1, are subject to the limitations of Internal Revenue Code Section 382. At December 21, 1997, National had approximately $75,000 of operating loss carryforwards for New York State and New York City income tax purposes.

    The provision for income taxes is comprised of the following for the period from January 1, 1997 to December 21, 1997:

Current--
  Federal..........................................................  $   1,830
  State and local..................................................        610
                                                                     ---------
                                                                     $   2,440
                                                                     ---------
Deferred--
  Federal..........................................................         50
  State and local..................................................         18
                                                                     ---------
                                                                     $      68
                                                                     ---------
                                                                     $   2,508
                                                                     ---------
                                                                     ---------

    The reconciliation between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to loss before income taxes is as follows for the period from January 1, 1997 to December 21, 1997:

Federal statutory income taxes......................................  $    (947)
Permanent differences (principally goodwill amortization)...........      2,391
State and local income taxes, net of Federal benefit................        352
Other...............................................................        712
                                                                      ---------
                                                                      $   2,508
                                                                      ---------
                                                                      ---------

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 21, 1997

7. STOCKHOLDERS' EQUITY

STOCK OPTIONS

    In connection with and as a condition of Boston Ventures' acquisition, the Company entered into a stock option agreement (the "Agreement") with Finkelstein which, subject to certain terms and conditions of the Agreement, granted Finkelstein an option to purchase an aggregate of approximately 6,461 shares of National's common stock. One-third of the shares covered by the option vest and become exercisable in 60 equal installments of approximately 36 shares on the last day of each month commencing on January 31, 1996 and continuing until December 31, 2000. The remaining shares vest and become exercisable, subject to the Company's attainment of two separate annual operating cash flow targets, as defined, in equal annual installments of approximately 431 shares or approximately 862 shares, respectively (if such respective operating cash flow targets are reached), on December 31, 1996 through 2000 or upon sale, subject to achieving certain performance targets. The vesting of all shares is generally subject to Finkelstein being employed by the Company on such dates. The shares are exercisable at a price of approximately $1,083 per share and expire on the tenth anniversary date of the Agreement.

STOCKHOLDERS' AGREEMENT

    On December 1, 1995, Boston Ventures, National and Finkelstein entered into a stockholders' agreement which, among other things, allows Finkelstein, upon the nonrenewal of his employment, as defined in his employment agreement to require the Company to purchase all of his shares and liquidate and cash out his vested option shares for fair value. The Company's obligation to acquire Finkelstein's shares is subject to it being permitted by the Credit Agreement and applicable law to do so. In addition, the stockholders' agreement gives the Company, along with Boston Ventures, the right of first refusal with respect to Finkelstein's shares.

8. RETIREMENT PLANS

    The Company has a 401(k) profit sharing plan (the "Plan") for all eligible employees who have completed one year of service. Under the Plan, the Company has the option of making a matching contribution of up to 3% of a participant's compensation. The Company may also annually contribute additional discretionary amounts to participants. For the period ended December 21, 1997, the Company did not make any matching discretionary contributions to the Plan.

    In addition, approximately twenty Company employees are covered by certain defined contribution retirement plans sponsored by the Typographical Union. Company contributions to these retirement plans for the period ended December 21, 1997 were approximately $474,000.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 21, 1997

9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company leases office space under non-cancelable operating leases which expire at various dates through October 2008. At December 21, 1997, the future minimum payments due under these leases, net of sublease income are as follows:

YEARS ENDING DECEMBER 31,                                                           AMOUNT
------------------------------------------------------------------------------  --------------
                                                                                (IN THOUSANDS)
1998..........................................................................         1,093
1999..........................................................................         1,173
2000..........................................................................         1,177
2001..........................................................................         1,177
Thereafter....................................................................         8,611
                                                                                     -------
                                                                                  $   13,231
                                                                                     -------
                                                                                     -------

    Rent expense, net of sublease income, was approximately $1,153,000 for the period ended December 21, 1997.

    At December 21, 1997, the Company had a letter of credit outstanding of approximately $533,000 for the security deposit on its corporate office space.

EMPLOYMENT AGREEMENT

    In connection with Boston Ventures' December 1, 1995 acquisition of the Company, Finkelstein entered into a long-term employment agreement (the "Employment Agreement") with the Company. The initial term of the Employment Agreement is through December 31, 2000 and provides for, among other things, an annual base salary which, beginning on June 30, 1996, and annually thereafter, is to be increased by the greater of (i) 5% or (ii) the annual increase in the consumer price index for all urban consumers not in excess of 8%.

LEGAL MATTERS

    The Company is subject to certain legal actions and complaints that arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability, if any, which may result from these legal actions and complaints will not materially affect the consolidated financial statements of the Company.

10. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The Company has a number of financial instruments, none of which are held for trading purposes. These financial instruments consist of cash and cash equivalents, long-term debt and interest rate protection agreements. The Company estimates that the fair value of all financial instruments at December 21, 1997 does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 21, 1997

11. SUBSEQUENT EVENT

    On December 22, 1997, Boston Ventures and Mr. James A. Finkelstein completed a Stock Purchase Agreement with American Lawyer Media, LLC for the sale of NLP. The purchase price for the NLP acquisition was approximately $203,200,000 in cash. In connection with the sale of the Company, Boston Ventures cashed out options held by certain management employees. The payment totaled approximately $6,926,000 which is included as a special compensation charge in the accompanying consolidated statement of operations.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
National Law Publishing Company, Inc.

    We have audited the consolidated balance sheets of National Law Publishing Company, Inc. (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

    As discussed in Note 1, the Company's 1995 consolidated financial statements, effective December 1, 1995, reflect the push down accounting effects of Boston Ventures' acquisition cost for the Company. The consolidated financial statements for the eleven month period prior to December 1, 1995 do not reflect the push down accounting effects of the acquisition cost basis of the Company's former stockholders.

                                          LESLIE SUFRIN AND COMPANY, P.C.

February 19, 1997, except as to Note 7
which date is March 27, 1997

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                                               1996        1995
                                                                                            ----------  ----------
                                                      ASSETS

Current assets:
  Cash and cash equivalents...............................................................  $      588  $      101
  Accounts receivable, net of allowances for doubtful accounts and sales returns of $1,086
    in 1996 and $1,159 in 1995............................................................       6,997       6,496
  Inventories, net........................................................................         836         784
  Deferred tax benefits (Note 9)..........................................................       4,293       3,208
  Prepaid expenses and other current assets...............................................         778         860
                                                                                            ----------  ----------
      Total current assets................................................................      13,492      11,449
Furniture, equipment and leasehold improvements, net (Note 4).............................       2,621       2,664
Intangible assets, net (Note 5)...........................................................     129,060     134,738
Deferred tax benefits (Note 9)............................................................         577       4,354
Other assets (Note 6).....................................................................       1,561         920
                                                                                            ----------  ----------
                                                                                            $  147,311  $  154,125
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses...................................................  $    3,516  $    4,253
  Current portion of long-term debt.......................................................       3,300          --
  Due to stockholder (Note 7).............................................................          --       5,000
  Deferred revenue........................................................................       8,757       6,913
                                                                                            ----------  ----------
      Total current liabilities...........................................................      15,573      16,166
Long-term debt (Note 7)...................................................................      67,000      70,900
Other non-current liabilities.............................................................       1,571       1,439
Commitments and contingencies
Stockholders' equity (Note 10):
  Common stock, $.01 par value; 125,000 shares authorized; 89,609 shares issued and
    outstanding...........................................................................           1           1
  Additional paid-in capital..............................................................      66,165      66,165
  Accumulated (deficit)...................................................................      (2,999)       (546)
                                                                                            ----------  ----------
      Total stockholders' equity..........................................................      63,167      65,620
                                                                                            ----------  ----------
                                                                                            $  147,311  $  154,125
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                            See accompanying notes.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                 (IN THOUSANDS)

REVENUES:                                                                     1996       1995
                                                                            ---------  ---------
  Periodicals
  Advertising.............................................................  $  23,319  $  21,387
  Subscription............................................................      9,759      9,694
  Ancillary products and services.........................................     13,398     12,729
  Internet services.......................................................        747        264
                                                                            ---------  ---------
      Total net revenues..................................................     47,223     44,074
                                                                            ---------  ---------
OPERATING COSTS AND EXPENSES:
  Editorial...............................................................      5,929      5,778
  Production and distribution.............................................      8,679      8,146
  Selling.................................................................      8,991      9,776
  General and administrative..............................................      8,047      7,620
  Internet services.......................................................      1,704      2,947
  Depreciation and amortization...........................................      7,487      6,329
                                                                            ---------  ---------
      Total operating costs and expenses..................................     40,837     40,596
                                                                            ---------  ---------
    Operating income......................................................      6,386      3,478
INTEREST EXPENSE, NET.....................................................     (6,013)    (5,458)
OTHER INCOME (EXPENSE)(Note 11)...........................................        181       (211)
                                                                            ---------  ---------
      Total other (expense)...............................................     (5,832)    (5,669)
                                                                            ---------  ---------
INCOME (LOSS) BEFORE INCOME TAXES.........................................        554     (2,191)
(PROVISION) BENEFIT FOR INCOME TAXES (Note 9).............................     (3,007)       523
                                                                            ---------  ---------
NET (LOSS)................................................................  $  (2,453) $  (1,668)
                                                                            ---------  ---------
                                                                            ---------  ---------

                            See accompanying notes.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                      ADDITIONAL
                                                          COMMON       PAID-IN    ACCUMULATED    TREASURY
                                                           STOCK       CAPITAL     (DEFICIT)      STOCK       TOTAL
                                                       -------------  ----------  ------------  ----------  ----------
Balance, January 1, 1995.............................    $       1    $    2,261   $  (35,910)  $  (11,194) $  (44,842)
Elimination of accumulated deficit and treasury stock
  at December 1, 1995 resulting from Boston Ventures'
  acquisition of approximately 94.3% of the Company
  (Note 1)...........................................       --           (48,226)      37,032       11,194      --
Fair value and other adjustments related to Boston
  Ventures' acquisition..............................       --           112,130       --           --         112,130
Net (loss) for the year ended December 31, 1995......       --            --           (1,668)      --          (1,668)
                                                                --
                                                                      ----------  ------------  ----------  ----------
Balance, December 31, 1995...........................            1        66,165         (546)      --          65,620
Net (loss) for the year ended December 31, 1996......       --            --           (2,453)      --          (2,453)
                                                                --
                                                                      ----------  ------------  ----------  ----------
Balance, December 31, 1996...........................    $       1    $   66,165   $   (2,999)  $   --      $   63,167
                                                                --
                                                                --
                                                                      ----------  ------------  ----------  ----------
                                                                      ----------  ------------  ----------  ----------

                            See accompanying notes.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                                                1996        1995
                                                                                              ---------  ----------
Cash flows from operating activities:
  Net (loss)................................................................................  $  (2,453) $   (1,668)
  Adjustments to reconcile net (loss) to net cash provided by operating activities:
    Depreciation and amortization...........................................................      7,487       6,329
    Provision for deferred rent.............................................................        136         238
    Deferred income taxes...................................................................      2,692        (546)
    Loss on disposal of fixed assets........................................................          9      --
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable.....................................................       (335)       (247)
      (Increase) in inventories.............................................................        (52)       (104)
      (Increase) decrease in prepaid expenses and other current assets......................         82        (189)
      (Increase) in other assets............................................................       (641)       (899)
      Increase (decrease) in accounts payable and accrued expenses..........................       (737)        965
      Increase (decrease) in deferred revenue...............................................        432        (178)
      (Decrease) in other non current liabilities...........................................         (4)        (11)
                                                                                              ---------  ----------
        Net cash provided by operating activities...........................................      6,616       3,690
                                                                                              ---------  ----------
Cash flows from investing activities:
    Additions to furniture, equipment and leasehold improvements............................       (512)       (608)
    Additions to intangible assets..........................................................        (17)     --
                                                                                              ---------  ----------
        Net cash (used in) investing activities.............................................       (529)       (608)
                                                                                              ---------  ----------
Cash flows from financing activities:
    Payments on line of credit..............................................................     (8,524)    (44,600)
    Payment of stockholder debt.............................................................     (5,000)     --
    Proceeds from line of credit............................................................      7,924      --
    Payment of deferred financing costs.....................................................     --          (1,138)
    Payment of acquisition costs............................................................     --          (2,839)
    Payment of subordinated debt............................................................     --         (10,000)
    Issuance of long-term debt..............................................................     --          70,900
    Purchase of stock, warrants and options.................................................     --         (15,674)
                                                                                              ---------  ----------
        Net cash (used in) financing activities.............................................     (5,600)     (3,351)
                                                                                              ---------  ----------
  Net increase (decrease) in cash and cash equivalents......................................        487        (269)
  Cash and cash equivalents--beginning of year..............................................        101         370
                                                                                              ---------  ----------
  Cash and cash equivalents--end of year....................................................  $     588  $      101
                                                                                              ---------  ----------
                                                                                              ---------  ----------
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest..............................................................................  $   6,198  $    5,303
                                                                                              ---------  ----------
                                                                                              ---------  ----------
      Income taxes..........................................................................  $     117  $       91
                                                                                              ---------  ----------
                                                                                              ---------  ----------
Supplemental disclosure of non cash activities: Issuance of note payable to stockholder in connection with the acquisition of a portion of such stockholder's common stock on
  December 1, 1995 (Notes 1 and 7)..........................................................  $  --      $    5,000
                                                                                              ---------  ----------
                                                                                              ---------  ----------
    Push-down of acquisition cost in excess of fair value of net assets acquired resulting
      in an increase of stockholders' equity................................................  $  --      $   45,964
                                                                                              ---------  ----------
                                                                                              ---------  ----------
    Purchase price adjustment related principally to the revaluation of deferred subscription income at the acquisition date resulting in a corresponding increase to
      goodwill..............................................................................  $   1,246  $   --
                                                                                              ---------  ----------
                                                                                              ---------  ----------

                            See accompanying notes.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

1. ORGANIZATION, NATURE OF BUSINESS AND CHANGE IN OWNERSHIP

    The National Law Publishing Company, Inc. ("National") through its wholly owned operating subsidiary, New York Law Publishing Company, Inc. ("NYLP") is a leading publisher of periodicals, books and newsletters as well as a provider of seminars and electronic information services targeted to the U.S. legal community. NYLP's principal periodical publications are NEW YORK LAW JOURNAL (a daily newspaper), THE NATIONAL LAW JOURNAL (a weekly publication) and LAW TECHNOLOGY PRODUCT NEWS (published 12 times per year). NYLP also wholly owns Law Journal EXTRA!, Inc. ("LJX"). LJX is an online service available on the World Wide Web providing access to various legal information and related services including electronic versions of NYLP's principal periodicals. In addition to NYLP, National also owns all outstanding shares of PPC Publishing Corporation ("PPC"), whose sole asset is 25,000 shares of National's common stock. National and its subsidiaries are collectively referred to as the "Company".

    On December 1, 1995, Boston Ventures Limited Partnership IV and Boston Ventures Limited Partnership IVA (collectively, "Boston Ventures"), through a wholly-owned subsidiary, NLPC Acquisition, Inc. ("NAI"), acquired approximately 71,308 shares of National's common stock from Apollo Publishing Partners, L.P. ("Apollo") and James A. Finkelstein ("Finkelstein"), the chief executive of the Company, and initiated a series of related transactions which resulted in Boston Ventures acquiring approximately 94.3% of National for $141,958,454 in cash plus acquisition related costs of $757,000. The following summarizes the series of transactions which have been accounted for as acquisition related:

           Purchase by NAI of 71,308.0851 shares of National stock (65,000 and
      (i)  6,308.0851 shares acquired from Apollo and Finkelstein, respectively)....  $77,258,645
           Cash settlement and cancellation of a Finkelstein stock option and Apollo
     (ii)  stock warrant of 9,756 shares and 1,407 shares, respectively.............    9,415,417
    (iii)  Payment of NYLP bank debt and related accrued interest...................   43,083,087
           Payment of National 13% subordinated notes and related accrued
     (iv)  interest.................................................................   10,119,167
           Payment of certain agreed upon transaction related expenses incurred by
      (v)  the Company on behalf of Apollo and Finkelstein..........................    2,082,138
                                                                                      -----------
                                                                                      $141,958,454
                                                                                      -----------
                                                                                      -----------

    In addition, on December 1, 1995, NAI was merged into National, with National as the surviving corporation. In connection with the merger, Boston Ventures received 60,916.5954 shares of National's common stock (approximately 94.3% of National's outstanding stock) in exchange for its shares of NAI. Finkelstein retained 3,691.9149 shares of National, approximately 5.7% of its outstanding stock. In addition, under a related stock option agreement, Finkelstein was granted options to acquire up to an additional approximate 6,461 shares of National which vest, subject to certain employment and operating performance criteria, over a five year period (See Note 10).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    A) BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of National and its direct and indirect wholly-owned subsidiaries. As a result of the acquisition by Boston Ventures of approximately 94.3% of National's common stock on December 1, 1995, the Company's assets and liabilities were adjusted to fair value under what is commonly referred to as push down accounting. Since the fair value of the Company's

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           DECEMBER 31, 1996 AND 1995

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) tangible net assets approximated book value, the effect of applying push down accounting has been to record goodwill and to adjust stockholders' equity (deficiency) on that date to reflect Boston Ventures' acquisition cost. Finkelstein's continuing interest in the Company has been reflected at its historical cost basis and not at its $4 million stipulated fair value at the time of Boston Ventures' acquisition. Had the Company made adjustments to "push down" Finkelstein's approximate 5.7% interest at its stipulated fair value, the Company's intangible assets and stockholders' equity at December 31, 1995 would have each increased by $3,818,000 and its 1995 amortization expense and net loss would have each increased by $16,000.

    The Company's results of operations for the eleven months ended November 30, 1995 do not include push down accounting adjustments reflecting Apollo's and Finkelstein's respective costs bases in the Company.

    The consolidated statements of operations for 1995 reflects the Company's consolidated results of operations for (i) the eleven months ended November 30, 1995 (the "Predecessor Period") determined without regard to the effects of push down accounting and (ii) the month of December 1995 (the "Successor Period") which reflects the effects of such push down accounting. The consolidated results of operations for the Successor Period and Predecessor Periods are summarized in Note 15.

    All significant intercompany items and transactions have been eliminated in consolidation.

    B) USE OF ESTIMATES

    The accompanying consolidated financial statements are prepared in conformity with generally accepted accounting principles and, accordingly, include certain amounts that are based, in part, on management's best estimates and judgments. These estimates and judgments affect the reported amounts of assets and liabilities and the amount of reported revenues and expenses. Actual results could differ from these estimates and judgments.

    C) CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid short-term investments purchased with an original maturity of three months or less to be cash equivalents.

    D) CONCENTRATIONS OF CREDIT RISK

    The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company's cash and cash equivalent balances are principally maintained with one financial institution. At times, such balances may be in excess of Federally insured limits; however, the Company believes it is not exposed to any significant credit risk in this area. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising ad agents ("Legal Ad Agents"), generally limited due to the large number of customers comprising the Company's customer base. Approximately $8.4 million in 1996 and $7.6 million in 1995 of advertising revenues relate to legal advertising in New York Law Journal. A significant portion of such revenue is generated through Legal Ad Agents. Such Legal Ad Agents do not have significant liquid net worth, and, as a result, the Company is exposed to a certain level of credit concentration risk in this area, which it believes it has adequately provided for.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           DECEMBER 31, 1996 AND 1995

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    During 1995, the Company determined that its provisions for doubtful accounts with respect to revenues recognized in years prior to 1995, principally with respect to its legal advertising revenues, should be increased by $946,000 due to, among other things, the concentration of credit risk associated with Legal Ad Agents. This additional provision for doubtful accounts has been included in selling expense in the accompanying 1995 consolidated statements of operations.

    The Company's recurring provision for doubtful accounts, which is based on a review of its customer accounts, is included in selling and shipping expense in the accompanying consolidated statements of operations.

    E) INVENTORIES

    Inventories, consisting of book texts and related binding materials, are stated at the lower of cost or market, after appropriate reserves for obsolete inventories. Cost is determined by the average cost method.

    F) FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Furniture, equipment and purchased software are depreciated on a straight-line basis over their respective estimated useful lives. Repairs and maintenance are charged to expense as incurred. Leasehold improvements are amortized over the lives of the improvements or the term of the related lease, whichever is shorter.

    G) INTANGIBLE ASSETS

    Intangible assets are stated at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over their respective useful lives. Intangible assets include deferred financing costs with the amortization and/or write-off of such costs classified as part of amortization expense rather than as interest expense. Goodwill represents the excess of purchase price over the fair value of net assets acquired, including, beginning on December 1, 1995, the push down accounting effects attributable to the Boston Ventures' acquisition of the Company (See Note 1). The Company periodically assesses the recoverability of goodwill by determining whether the amortization of goodwill over its estimated remaining life can be recovered through projected undiscounted future consolidated operating cash flows. The amount of goodwill impairment, if any, is charged to operations at the time impairment is determined by management. At December 31, 1996 and 1995, management determined that there was no impairment of goodwill.

    H) SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes directly related software development costs incurred from the period technological feasibility is established until the product is ready for release. Amounts capitalized are amortized over the estimated useful life of the product and are evaluated by management, as to recoverability, based upon whether the estimated future undiscounted net cash flows from the product are sufficient to fully recover the unamortized remaining book value related to such product.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           DECEMBER 31, 1996 AND 1995

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    I) REVENUE AND COST RECOGNITION

    REVENUES:

        (i) Advertising--Advertising revenues are recognized, net of related advertising agency commissions, on the date publications are released for sale. Revenues billed and/or received for advertisements to be released in future months are included in deferred revenue.

        (ii) Subscriptions--Sales of publication subscriptions are deferred and recognized as revenues over the term of the related subscriptions, principally one year.

       (iii) Books and related updates--Revenues are recognized upon shipment date and are reflected net of estimated returns.

        (iv) Seminars--Seminar revenues are recognized when the seminar is held.

    COST AND EXPENSES

        (i) Advertising and promotion costs--Advertising expenditures are expensed when the particular advertisement is released. Beginning in 1995, direct response promotion costs are capitalized, subject to a net recoverability evaluation, and amortized, on a straight-line basis, over their estimated future benefit period. The amortization of direct response promotion expenditures is included in selling and shipping expense in the accompanying consolidated statements of operations. Prior to 1995, direct response promotional costs were expenses upon advertisement and/or promotion release date (See Note 3).

        (ii) Editorial costs--All editorial costs are expensed as incurred.

       (iii) Rent expense--In accordance with generally accepted accounting principles, rent expense reflects the straight-line amortization, over the terms of the respective leases, of scheduled rent payments over such lease terms. The excess of recognized rent expense over rent payments made to date is included in the accompanying consolidated sheets as a deferred rent obligation, included as part of other non current liabilities.

        (iv) Barter revenue and expenses--Revenue from barter transactions (advertising space provided in exchange for goods and/or services) is recognized as income when the advertisement is run. Costs and expenses related to barter transactions are recognized when the merchandise and/or service is received. Barter revenue and barter expense is reflected net in the accompanying consolidated statements of operations.

    J) INTEREST EXPENSE

    Interest expense includes letter of credit usage and commitment fees and excludes the amortization and/or other charges related to deferred financing costs. With respect to interest rate swap agreements, the differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           DECEMBER 31, 1996 AND 1995

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    K) INCOME TAXES

    The Company, for financial statement purposes, reports certain items of income and expense in periods different from when such items are reported for income tax purposes. The principal differences relate to the timing and deductibility of bad debt allowances and book returns, the capitalization of certain direct response promotional and inventory costs, depreciation of fixed assets, and the straight-line expense recognition of office space rentals. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. In addition, the tax benefit related to net operating loss carryforwards and alternative minimum tax ("AMT") credit carryforwards are reflected as deferred tax assets when the realization of such tax benefit is more likely than not. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense for a particular period is equal to the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

    L) RECLASSIFICATIONS

    Certain reclassifications have been made to the 1995 consolidated financial statements to conform with the current year presentation.

3. DIRECT RESPONSE PROMOTIONAL COSTS

    Effective January 1, 1995, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 93-7. "Reporting on Advertising Costs" (the "SOP"). The statement requires, among other things, that direct response advertising costs, whose primary purpose is to elicit sales to customers, be reported as an asset and amortized over the estimated period of future benefit. Under the Company's previous accounting policy, promotional and subscription acquisition costs were capitalized prior to the launching of a direct marketing or subscription acquisition campaign and then expensed when the promotional materials were mailed.

    At December 31, 1996 and 1995, approximately $1,203,000 and $583,000 of direct response promotional costs, net of accumulated amortization of $1,255,000 in 1996 and $224,000 in 1995 was recorded in other assets on the accompanying consolidated balance sheet. Advertising expense was approximately $2,707,000 for 1996 and $2,826,000 for 1995.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           DECEMBER 31, 1996 AND 1995

4. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

    The following is a summary of furniture, equipment and leasehold improvements at:

                                                                                  DECEMBER 31,
                                                                              --------------------     ESTIMATED
                                                                                1996       1995      USEFUL LIVES
                                                                              ---------  ---------  ---------------
                                                                                 (IN THOUSANDS)
Computer equipment and purchase software....................................  $   2,558  $   2,171  6 years
Furniture and office equipment..............................................      1,187      1,082  5 to 9 years
Leasehold improvements......................................................        589        579  7 to 10 years
                                                                              ---------  ---------
                                                                                  4,334      3,832
Less accumulated depreciation and amortization..............................     (1,713)    (1,168)
                                                                              ---------  ---------
                                                                              $   2,621  $   2,664
                                                                              ---------  ---------
                                                                              ---------  ---------

5. INTANGIBLE ASSETS, NET

    The following is a summary of intangible assets at:

                                                                                  DECEMBER 31,
                                                                             ----------------------  AMORTIZATION
                                                                                1996        1995       PERIODS
                                                                             ----------  ----------  ------------
                                                                                 (IN THOUSANDS)
Goodwill...................................................................  $  135,519  $  134,256          (*)
Deferred financing costs...................................................       1,138       1,138      7 years
                                                                             ----------  ----------
                                                                                136,657     135,394
Less accumulated amortization..............................................      (7,597)       (656)
                                                                             ----------  ----------
                                                                             $  129,060  $  134,738
                                                                             ----------  ----------
                                                                             ----------  ----------

------------------------

(*) 38 years for periods prior to December 1, 1995 and 20 years thereafter.

    Total amortization expense of intangibles was $6,941,000 and $5,303,000 for the years ended December 31, 1996 and 1995, respectively. The 1995 amortization expense includes an approximate $2 million charge relating to the unamortized deferred financing cost attributable to the Predecessor Credit Facility which was paid off as part of the Boston Ventures' December 1, 1995 acquisition. During 1996, the Company implemented systems which, among other operational and financial reporting enhancements, better quantify its deferred subscription obligation for certain publications. As permitted by generally accepted accounting principles, the Company has restated by approximately $1.3 million the goodwill recorded on December 1, 1995 to reflect the difference between the Company's deferred subscription obligation computed under its upgraded reporting systems and the amount estimated by management on that date.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           DECEMBER 31, 1996 AND 1995

6. OTHER ASSETS

    Other assets is comprised of the following at:

                                                                                   DECEMBER 31,
                                                                               --------------------
                                                                                 1996       1995
                                                                               ---------  ---------

                                                                                  (IN THOUSANDS)
Deferred direct response promotional costs (a)...............................  $   1,203  $     583
Capitalized software (b).....................................................        204        150
Security deposits (c)........................................................         97         89
Officers' life insurance--cash surrender value (d)...........................         43         83
Other........................................................................         14         15
                                                                               ---------  ---------
                                                                               $   1,561  $     920
                                                                               ---------  ---------
                                                                               ---------  ---------

------------------------

(a) Represents direct mail promotional costs that relate to SOP 93-7 (See Note
    3).

(b) During 1996, the Company introduced a CD-ROM Product. All development costs incurred capitalized and are being amortized over a three year period.

(c) Represents security deposits required for leased properties.

(d) Represents the cash value of life insurance purchased on a former officer.

7. LONG-TERM DEBT

    Long-term debt was comprised of the following at:

                                                                                DECEMBER
                                                                          --------------------
                                                                            1996       1995
                                                                          ---------  ---------

                                                                             (IN THOUSANDS)
Revolving Credit Facilities (a).........................................  $  70,300  $  70,900
Less: current portion of Revolving Credit Facilities reduction amount...     (3,300)    --
                                                                          ---------  ---------
                                                                          $  67,000  $  70,900
                                                                          ---------  ---------
                                                                          ---------  ---------

    (A) REVOLVING CREDIT FACILITIES

    On December 1, 1995, the Company entered into a revolving credit facility agreement (the "Credit Agreement") with The First National Bank of Boston (the "Bank"), as a lender and as agent for other lenders, under which NAI borrowed $15,674,061 and NYLP borrowed $55,225,939 (aggregating $70,900,000) in connection with Boston Ventures' acquisition of the Company. Upon NAI's merger into National, NYLP assumed the $15,674,061 of Bank debt, in the form of a dividend from NYLP to National. Therefore, at December 31, 1995, the entire Bank debt of $70.9 million was reflected as a NYLP borrowing. In addition, on January 2, 1996, NYLP borrowed approximately $5,022,000 from the Bank to pay the Finkelstein $5 million note and related accrued interest. The Finkelstein $5 million note was issued in connection with the December 1, 1995 acquisition of the Company (See Note 1). The Finkelstein note and related accrued interest was secured by an irrevocable letter of credit issued by the Bank. The

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           DECEMBER 31, 1996 AND 1995

7. LONG-TERM DEBT (CONTINUED)
Company's borrowing capacity under the revolving credit facility, including cash loans and standby letters of credit of up to $6 million, was $80 million through December 30, 1996, and decreases semi-annually until final maturity on December 31, 2002 as follows:

PERIOD                                                                                                  AMOUNT
--------------------------------------------------------------------------------------------------  --------------
                                                                                                    (IN THOUSANDS)
December 31, 1996 through June 29, 1997...........................................................    $   74,000
June 30, 1997 through December 30, 1997...........................................................        70,500
December 31, 1997 through June 29, 1998...........................................................        67,000
June 30, 1998 through December 30, 1998...........................................................        63,250
December 31, 1998 through June 29, 1999...........................................................        59,500
June 30, 1999 through December 30, 1999...........................................................        55,250
December 31, 1999 through June 29, 2000...........................................................        51,000
June 30, 2000 through December 30, 2000...........................................................        45,750
December 31, 2000 through June 29, 2001...........................................................        40,500
June 30, 2001 through December 30, 2001...........................................................        33,750
December 31, 2001 through June 29, 2002...........................................................        27,000
June 30, 2002 through final maturity date.........................................................        19,000
Final maturity date (December 31, 2002)

    Available borrowings under this facility are further limited by the sum of
(a) the Company's letter of credit exposure and (b) certain stipulated percentages of excess cash flow based on the ratio of the Company's consolidated funded debt to consolidated operating cash flow, as defined. Outstanding borrowings under the facility bear interest at a fluctuating rate, subject to the Company's elected pricing option, at either the Base Rate, Eurodollar Rate, and/or CD Rate, plus a variable margin based on the Company's ratio of consolidated funded debt to consolidated operating cash flow, as defined. The interest rate under this revolving credit facility approximated 8.1% and 8.8% for the year and one month ended December 31, 1996 and 1995, respectively. Commitment fees are charged and payable quarterly at either a .375% or .500% annual rate, depending on the Company's ratio of consolidated funded debt to consolidated operating cash flow for the immediately preceding quarter (the "Quarterly Funded Debt Ratio") and on the average daily unused portion of the revolving credit facility. In addition, letter of credit usage fees are payable at rates which range between 1.25% and 2.5% depending on the Quarterly Funded Debt Ratio and on the daily letter of credit exposure during the three month period or portion thereof ending on such payment date. The revolving credit facility is secured by the assets of National and NYLP and the stock of NYLP and its subsidiaries.

    The Credit Agreement requires, among other things, the Company maintain certain minimum levels of consolidated operating cash flow and certain prescribed ratios of consolidated funded debt to consolidated operating cash flow, consolidated operating cash flow to interest expense and consolidated adjusted operating cash flow to consolidated fixed charges, as defined. The Credit Agreement contains other restrictive covenants, including limitations on indebtedness, investments and acquisitions, the disposition of assets, transactions with affiliates and distributions to stockholders.

    The Company, prior to December 1, 1995, had a revolving credit facility with two financial institutions (the "Predecessor Credit Facility"). The weighted average interest rates under the Predecessor Credit

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           DECEMBER 31, 1996 AND 1995

7. LONG-TERM DEBT (CONTINUED)
Facility for the eleven months ended November 30, 1995 approximated 9%. The Predecessor Credit Facility was secured by the stock and assets of NYLP and any future NYLP subsidiaries.

    (B) INTEREST RATE PROTECTION AGREEMENTS

    The Agreement provides that within 10 days after the Eurodollar Basic Rate for three month Eurodollar Pricing Options first exceeds 5.875% per annum, the Company will obtain and thereafter keep in effect one or more interest rate protection agreements covering a notional amount of at least 50% of the outstanding borrowings under the revolving credit facility for an aggregate period of not less than two years.

8. OTHER NON-CURRENT LIABILITIES

    Other non-current liabilities was comprised of the following at:

                                                                               1996       1995
                                                                             ---------  ---------
                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                                (IN THOUSANDS)
Deferred rent (a)..........................................................  $   1,536  $   1,400
Rent Security and deposit--sublease........................................         23         22
Deferred compensation......................................................         12         17
                                                                             ---------  ---------
                                                                             $   1,571  $   1,439
                                                                             ---------  ---------
                                                                             ---------  ---------

------------------------

(a) Represents the cumulative excess of rent expense recognized in accordance with generally accepted accounting principles over cumulative cash rental payments made.

9. INCOME TAXES

    National and its subsidiaries file a consolidated Federal and combined New York State and New York City income tax returns. NYLP also files income tax returns in California and the District of Columbia. At December 31, 1996, National had net operating loss carryforwards available to offset future taxable income for Federal income tax purposes of approximately $11.2 million. These carryforwards expire in the years 2004 through 2010 and, as a result of the change in ownership described in Note 1, are subject to the limitations of Internal Revenue Code Section 382. At December 31, 1996, National had net operating loss carryforwards of approximately $5.3 million available to offset future taxable income for New York State and New York City income tax purposes which expire in the years 2005 through 2010.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           DECEMBER 31, 1996 AND 1995

9. INCOME TAXES (CONTINUED)
    The benefit (provision) for income taxes is comprised of the following for the years ended:

                                                                                1996       1995
                                                                              ---------  ---------
                                                                                  DECEMBER 31,
                                                                              --------------------

                                                                                 (IN THOUSANDS)
Current:
  Federal...................................................................  $    (110) $      53
  State and local...........................................................       (205)       (76)
                                                                              ---------  ---------
                                                                                   (315)       (23)
                                                                              ---------  ---------

Deferred:
  Federal...................................................................     (1,621)       264
  State and local...........................................................     (1,071)       282
                                                                              ---------  ---------
                                                                                 (2,692)       546
                                                                              ---------  ---------
                                                                              $  (3,007) $     523
                                                                              ---------  ---------
                                                                              ---------  ---------

    Net deferred tax assets were comprised of the following at:

                                                                              1996       1995
                                                                            ---------  ---------
                                                                                DECEMBER 31,
                                                                            --------------------

                                                                               (IN THOUSANDS)
Deferred tax assets:
  Accounts receivable reserves............................................  $     268  $     357
  Inventory capitalization................................................        372        326
  Deferred rent...........................................................        715        651
  Federal, state and local operating loss carryforwards...................      4,472      6,674
  Federal AMT credit......................................................        139         33
                                                                            ---------  ---------
                                                                                5,966      8,041
                                                                            ---------  ---------

Deferred tax liabilities:
  Depreciation............................................................  $     442  $     140
  Deferred promotional costs..............................................        559        269
  Product development costs...............................................         95         70
                                                                            ---------  ---------
                                                                                1,096        479
                                                                            ---------  ---------
Net deferred tax assets...................................................  $   4,870  $   7,562
                                                                            ---------  ---------
                                                                            ---------  ---------

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           DECEMBER 31, 1996 AND 1995

9. INCOME TAXES (CONTINUED)
    The presentation of deferred tax assets and liabilities on the accompanying consolidated balance sheet is as follows at:

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                               1996       1995
                                                                             ---------  ---------

                                                                                (IN THOUSANDS)
Deferred tax benefits, current.............................................  $   4,293  $   3,208
Deferred tax liabilities, current..........................................         --         --
                                                                             ---------  ---------
Net deferred tax benefits, current.........................................      4,293      3,208
                                                                             ---------  ---------
Deferred tax benefits, non-current.........................................      1,673      4,833
Deferred tax liabilities, non-current......................................     (1,096)      (479)
                                                                             ---------  ---------
Net deferred tax benefits, non-current.....................................        577      4,354
                                                                             ---------  ---------
Net deferred tax assets....................................................  $   4,870  $   7,562
                                                                             ---------  ---------
                                                                             ---------  ---------

    The reconciliation between total tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows for the years ended:

                                                                                  DECEMBER 31,
                                                                              --------------------
                                                                                1996       1995
                                                                              ---------  ---------

                                                                                 (IN THOUSANDS)
Federal statutory income taxes..............................................  $     188  $    (745)
Permanent differences (principally goodwill amortization)...................      2,181        265
State and local income taxes, net of federal benefit........................        842       (136)
Other.......................................................................       (204)        93
                                                                              ---------  ---------
                                                                              $   3,007  $    (523)
                                                                              ---------  ---------
                                                                              ---------  ---------

10. STOCKHOLDERS' EQUITY (DEFICIENCY)

    A) STOCK OPTIONS

    In connection with and as a condition of Boston Ventures' acquisition, the Company entered into a stock option agreement (the "Agreement") with Finkelstein which, subject to certain terms and conditions of the Agreement, granted Finkelstein an option to purchase an aggregate of approximately 6,461 shares of National's common stock. One-third of the shares covered by the option vest and become exercisable in 60 equal installments of approximately 36 shares on the last day of each month commencing on January 31, 1996 and continuing until December 31, 2000. The remaining shares vest and become exercisable, subject to the Company's attainment of two separate annual operating cash flow targets, as defined, in equal annual installments of approximately 431 shares or approximately 862 shares, respectively (if such respective operating cash flow targets are reached), on December 31, 1996 through 2000 or upon sale, subject to achieving certain performance targets. The vesting of all shares is generally subject to Finkelstein been employed by the Company on such dates. The shares are exercisable at a price of approximately $1,083 per share and expire on the tenth anniversary date of the Agreement.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           DECEMBER 31, 1996 AND 1995

10. STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)
    B) STOCKHOLDERS' AGREEMENT

    On December 1, 1995, Boston Ventures, National and Finkelstein entered into a stockholders' agreement which, among other things, allows Finkelstein, upon the non-renewal of his employment, as defined in his employment agreement (See
Note 13) to require the Company to purchase all of his shares and liquidate and cash out his vested option shares for fair value. The Company's obligation to acquire Finkelstein's shares is subject to it being permitted by the Credit Agreement and applicable law to do so. In addition, the stockholders' agreement gives the Company, along with Boston Ventures, the right of first refusal with respect to Finkelstein's shares.

11. OTHER INCOME (EXPENSE)

    Other income (expense) is comprised of the following items:

                                                                                  1996       1995
                                                                                ---------  ---------
                                                                                   (IN THOUSANDS)
Insurance claim recovery (a)..................................................  $     235  $     (80)
Litigation settlement.........................................................         --        (25)
Barter income (loss)..........................................................        (54)       125
Apollo management fee.........................................................         --       (231)
                                                                                ---------  ---------
                                                                                $     181  $    (211)
                                                                                ---------  ---------
                                                                                ---------  ---------

------------------------

(a) Represents an insurance reimbursement of approximately $287,000 relating to employee theft, net of legal and professional costs of $52,000.

12. RETIREMENT PLANS

    The Company has a 401(k) profit sharing plan (the "Plan") for all eligible employees who have completed one year of service. Under the Plan, the Company has the option of making a matching contribution of up to 3% of a participant's compensation. During 1996 and 1995, the Company did not make any matching discretionary contributions to the Plan.

    In addition, approximately 20 Company employees are covered by certain defined contribution retirement plans sponsored by the Typographical Union. Company contributions to these retirement plans for 1996 and 1995 were $476,000 and $481,000, respectively.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           DECEMBER 31, 1996 AND 1995

13. COMMITMENTS AND CONTINGENCIES

    A) OPERATING LEASES

    The Company leases office space under non cancelable operating leases which expire at various dates through October 2008. At December 31, 1996, the future minimum payments due under these leases, net of sublease income, are as follows:

YEARS ENDING DECEMBER 31,                                                                               AMOUNT
--------------------------------------------------------------------------------------------------  --------------
                                                                                                    (IN THOUSANDS)
1997..............................................................................................    $    1,027
1998..............................................................................................         1,129
1999..............................................................................................         1,187
2000..............................................................................................         1,190
2001..............................................................................................         1,177
Thereafter........................................................................................         8,620
                                                                                                         -------
                                                                                                      $   14,330
                                                                                                         -------
                                                                                                         -------

    Rent expense, net of sublease income, was approximately $1,395,000 and $1,335,000 for the years ended December 31, 1996 and 1995, respectively.

    At December 31, 1996 and 1995, the Company had a letter of credit outstanding of approximately $533,000 for the security deposit on its corporate office space.

    B) EMPLOYMENT AGREEMENT

    In connection with Boston Ventures' December 1, 1995 acquisition of the Company, Finkelstein entered into a long-term employment agreement (the "Employment Agreement") with the Company. The initial term of the Employment Agreement is through December 31, 2000 and provides for an annual base salary which, beginning on June 30, 1996, and annually thereafter, is to be increased by the greater of (i) 5% or (ii) the annual increase in the consumer price index for all urban consumers not in excess of 8%.

    C) LEGAL MATTERS

    The Company is subject to certain legal actions and complaints that arise in the ordinary course of its business. In the opinion of management, the amount of the ultimate liability, if any, which may result from these legal actions and complaints will not materially affect the consolidated financial statements of the Company.

14. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The Company has a number of financial instruments, none of which are held for trading purposes. These financial instruments consist of cash and equivalents, long term debt and interest rate projection agreements. The Company estimates that the fair value of all financial instrument at December 31, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying consolidated balance sheet.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           DECEMBER 31, 1996 AND 1995

15. SUPPLEMENTARY 1995 CONSOLIDATED STATEMENTS OF OPERATIONS INFORMATION

    The following table summarizes 1995's consolidated results of operations for the Successor and Predecessor periods:

                                                                              SUCCESSOR    PREDECESSOR      FULL
                                                                               PERIOD         PERIOD        YEAR
                                                                             -----------  --------------  ---------
                                                                                         (IN THOUSANDS)
Revenues...................................................................   $   3,510     $   40,564    $  44,074
Operating income (loss)....................................................        (393)         3,871        3,478
(Loss) before income taxes.................................................        (953)        (1,238)      (2,191)
Net (loss).................................................................        (546)        (1,122)      (1,668)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 1998.

                                AMERICAN LAWYER MEDIA, INC.

                                BY:            /s/ WILLIAM L. POLLAK
                                     -----------------------------------------
                                                 William L. Pollak
                                       President and Chief Executive Officer

                               POWER OF ATTORNEY

    Each person whose signature appears below constitutes and appoints William
L. Pollak and Anup Bagaria and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments (including post-effective amendments) to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

                                   * * * * *

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------
                                Director, President and
    /s/ WILLIAM L. POLLAK         Chief Executive Officer
------------------------------    (Principal Executive        April 15, 1998
      William L. Pollak           Officer)
    /s/ BRUCE WASSERSTEIN
------------------------------  Chairman of the Board of      April 15, 1998
      Bruce Wasserstein           Directors

                                Director, Vice President
       /s/ ANUP BAGARIA           and Secretary (Principal
------------------------------    Financial Officer and       April 15, 1998
         Anup Bagaria             Principal Accounting
                                  Officer)

    /s/ MICHAEL J. BIONDI
------------------------------  Director                      April 15, 1998
      Michael J. Biondi

     /s/ ROBERT C. CLARK
------------------------------  Director                      April 15, 1998
       Robert C. Clark

    /s/ DONALD G. DRAPKIN
------------------------------  Director                      April 15, 1998
      Donald G. Drapkin

   /s/ JAMES A. FINKELSTEIN
------------------------------  Director                      April 15, 1998
     James A. Finkelstein

  /s/ ANDREW G.T. MOORE, II
------------------------------  Director                      April 15, 1998
    Andrew G.T. Moore, II

 /s/ RANDALL J. WEISENBURGER
------------------------------  Director                      April 15, 1998
   Randall J. Weisenburger

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER*                                                  DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
       2.1   Purchase Agreement, dated as of October 23, 1997, by and among Boston Ventures Limited Partnership IV,
             Boston Ventures Limited Partnership IVA, James A. Finkelstein and ALM Holdings, LLC, as amended.
       3.1   Certificate of Incorporation of the Company
       3.2   Certificate of Amendment of the Certificate of Incorporation of the Company
      3.17   Bylaws of the Company
      10.5   Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of New York, as trustee
      10.6   Supplemental Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of New York, as trustee
      10.7   Supplemental Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of New York, as trustee
      10.8   Supplemental Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of New York, as trustee
      10.9   Supplemental Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of New York, as trustee
     10.10   Supplemental Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of New York, as trustee
     10.11   Supplemental Indenture, dated as of April , 1998, among the Company, the Guarantors and The Bank of New
             York, as trustee
     10.12   Registration Rights Agreement, dated as of December 22, 1997, among the Company, the Guarantors named therein and the Initial Purchasers
      10.1   Lease, dated September 30, 1993, between Park Avenue South/Armory, Inc. and The New York Law Publishing
             Company for premises at 345 Park Avenue South, New York, New York
      10.2   First Supplemental Agreement, dated November 30, 1994, between Park Avenue South/ Armory, Inc. and The
             New York Law Publishing Company for premises at 345 Park Avenue South, New York, New York
      10.3   Credit Agreement, dated as of March 25, 1998, among the Company, Holdings, various banks, Bank of
             America National Trust and Savings Association, BancBoston Securities Inc. and BancAmerica Robertson
             Stephens
      10.4   Employment Agreement dated February 9, 1998 between the Company and William L. Pollak
      12.1   Statement re: computation of ratio of earnings to fixed charges
      21.1   List of Subsidiaries of the Company
        24   Power of Attorney of the Company (included on Signature Page)
      27.1   Financial Data Schedule

------------------------

* All exhibits are incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-50117).

(B) FINANCIAL STATEMENT SCHEDULES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Lawyer Media, Inc.

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of American Lawyer Media, Inc. for the five months ended December 31, 1997 included in this registration statement and have issued our report thereon dated April 3, 1998. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed below is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule for the five months ended December 31, 1997 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

NEW YORK, NEW YORK
APRIL 3, 1998

                          AMERICAN LAWYER MEDIA, INC.
                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE FIVE MONTHS ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                                                               ADDITIONS
                                                      ---------------------------
                                         BALANCE AT    CHARGED TO     CHARGED TO                    BALANCE
                                         BEGINNING      COSTS AND       OTHER                      AT END OF
DESCRIPTION                              OF PERIOD      EXPENSES       ACCOUNTS     DEDUCTIONS       PERIOD
--------------------------------------  ------------  -------------  ------------  -------------  ------------
                                        DEBIT(CREDIT) DEBIT(CREDIT)  DEBIT(CREDIT) DEBIT(CREDIT)  DEBIT(CREDIT)
FOR THE FIVE MONTHS ENDED DECEMBER 31,
 1997:
Allowance for doubtful accounts          $   (1,661)    $    (843)    $   (1,014)(1)   $     282(2)  $   (3,236)
                                        ------------       ------    ------------       ------    ------------
                                        ------------       ------    ------------       ------    ------------

------------------------------

(1) Represents the addition of the NLP allowance for doubtful accounts ($1,014) at the date of acquisition.

(2) Represents reversals of the allowance account and write-offs of accounts receivable, net of recoveries.