Form 10-Q
period 1998-03-31
AMERICAN LAWYER MEDIA INC
filed 1998-05-28
CIK 1059498

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                  --------------------------------------------

                                    FORM 10-Q

                  --------------------------------------------



(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended March 31, 1998.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: Pending
                       ---------

                           AMERICAN LAWYER MEDIA, INC.
            (Exact name of registrant as specified in its character)

           DELAWARE                                            13-3980414
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

                              345 Park Avenue South
                            New York, New York 10010
                    (Address of principal executive offices)

                         Telephone Number (212) 779-9200
              (Registrant's telephone number, including area code)

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

               Yes                      No
                    ------                  ------

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT. YES _______ NO________

As of May 1, 1998 there were 100 shares of the Registrant's Common Stock outstanding.

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

                                                                                              PAGE
         ITEM 1.  Financial Statements..........................................................3

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................................26

         ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...................29

PART II.  OTHER INFORMATION

         ITEM 1.  Legal Proceedings............................................................30

         ITEM 2.  Changes in Securities and Use of Process.....................................30

         ITEM 3.  Default Upon Senior Securities...............................................30

         ITEM 4.  Submission of Matters to a Vote of Security Holders..........................30

         ITEM 5.  Other Information............................................................30

         ITEM 6.  Exhibits and Reports on Form 8-K.............................................30


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          AMERICAN LAWYER MEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1998 AND DECEMBER 31, 1997
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            1998         1997
                                                                                         ----------  ------------
                                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents............................................................  $    3,367   $    8,962
  Accounts receivable, net of allowance for doubtful accounts and returns of $3,231 and
    $3,236 respectively................................................................      11,275       12,560
  Inventories, net.....................................................................       1,324        1,482
  Other current assets.................................................................       3,363        3,266
                                                                                         ----------  ------------
      Total current assets.............................................................      19,329       26,270
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of
  $1,095 and $613 respectively.........................................................       5,358        5,630
INTANGIBLE ASSETS, net of accumulated amortization of $4,608 and $1,855 respectively...     160,552      163,305
GOODWILL, net of accumulated amortization of $3,228 and $498 respectively..............     168,155      159,623
DEFERRED FINANCING COSTS net of accumulated amortization of $184 and $0 respectively...       6,600        6,252
DEFERRED INCOME TAXES..................................................................       2,878        2,934
OTHER ASSETS...........................................................................         188          158
                                                                                         ----------  ------------
      Total assets.....................................................................  $  363,060   $  364,172
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                               LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable.....................................................................  $    2,690   $    3,466
  Accrued expenses.....................................................................      11,191       12,004
  Accrued interest payable.............................................................       4,740          474
  Deferred income (including deferred subscription income of $16,680 and
    $16,502 respectively)..............................................................      18,821       17,172
                                                                                         ----------  ------------
      Total current liabilities........................................................      37,442       33,116
                                                                                         ----------  ------------
SENIOR NOTES...........................................................................     175,000      175,000
                                                                                         ----------  ------------
DEFERRED INCOME TAXES..................................................................      50,522       51,515
                                                                                         ----------  ------------
OTHER NONCURRENT LIABILITIES...........................................................       3,227        3,363
                                                                                         ----------  ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
  Common stock--$.01 par value; 1,000 shares authorized;100 issued and outstanding.....      --           --
  Paid-in-capital......................................................................     108,775      108,775
  Accumulated deficit..................................................................     (11,906)      (7,597)
                                                                                         ----------  ------------
      Total stockholder's equity.......................................................      96,869      101,178
                                                                                         ----------  ------------
      Total liabilities and stockholder's equity.......................................  $  363,060   $  364,172
                                                                                         ----------  ------------
                                                                                         ----------  ------------

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          AMERICAN LAWYER MEDIA, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                 (IN THOUSANDS)

                                                                                                           1998
                                                                                                         ---------
NET REVENUES:
  Periodicals
    Advertising........................................................................................  $  14,954
    Subscription.......................................................................................      5,140
  Ancillary Products and Services......................................................................      5,628
  Internet Services....................................................................................        654
                                                                                                         ---------
      Total net revenues...............................................................................     26,376
                                                                                                         ---------
OPERATING EXPENSES:
  Editorial............................................................................................      3,361
  Production and Distribution..........................................................................      5,472
  Selling..............................................................................................      4,250
  General and Administrative...........................................................................      7,101
  Internet Services....................................................................................      1,110
  Depreciation and Amortization........................................................................      5,946
                                                                                                         ---------
      Total operating expenses.........................................................................     27,240
                                                                                                         ---------
      Operating loss...................................................................................       (864)
INTEREST EXPENSE, net..................................................................................     (4,382)
                                                                                                         ---------
      Loss before income taxes.........................................................................     (5,246)
BENEFIT FOR INCOME TAXES...............................................................................        937
                                                                                                         ---------
      Net Loss.........................................................................................  $  (4,309)
                                                                                                         ---------
                                                                                                         ---------

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          AMERICAN LAWYER MEDIA, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                 (IN THOUSANDS)

                                                                COMMON STOCK        ADDITIONAL
                                                          ------------------------   PAID-IN
                                                            SHARES      PAR VALUE    CAPITAL     NET LOSS      TOTAL
                                                          -----------  -----------  ----------  ----------  -----------
BALANCE AT DECEMBER 31, 1997............................         100    $  --       $  108,775  $   (7,597) $   101,178
  Net loss..............................................      --           --           --          (4,309)      (4,309)
                                                                 ---   -----------  ----------  ----------  -----------
BALANCE AT MARCH 31, 1998...............................         100    $  --       $  108,775  $  (11,906) $    96,869
                                                                 ---   -----------  ----------  ----------  -----------
                                                                 ---   -----------  ----------  ----------  -----------

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          AMERICAN LAWYER MEDIA, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                 (IN THOUSANDS)

                                                                                                          1998
                                                                                                       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...........................................................................................  $ (4,309)
  Adjustments to reconcile net loss to net cash provided by operating activities-
      Depreciation and amortization..................................................................     5,946
      Decrease (increase) in-
        Accounts receivable, net.....................................................................     1,285
        Inventories..................................................................................       158
        Other current assets.........................................................................       (97)
        Deferred financing costs.....................................................................      (348)
        Other assets.................................................................................        26
      Increase (decrease) in-
        Accounts payable.............................................................................      (776)
        Accrued expenses.............................................................................    (1,076)
        Accrued interest payable.....................................................................     4,266
        Deferred income..............................................................................     1,649
        Other noncurrent liabilities.................................................................    (1,130)
                                                                                                       --------
          Total adjustments..........................................................................     9,903
                                                                                                       --------
          Net cash provided by operating activities..................................................     5,594
                                                                                                       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...............................................................................      (189)
  Purchase of business:
        Cost in excess of net assets of company acquired.............................................   (11,262)
        Acquisition related costs and expenses.......................................................       262
                                                                                                       --------
          Net cash used in investing activities......................................................   (11,189)
                                                                                                       --------
          Net decrease in cash and cash equivalents..................................................    (5,595)
CASH AND CASH EQUIVALENTS, beginning of period.......................................................     8,962
                                                                                                       --------
CASH AND CASH EQUIVALENTS, end of period.............................................................  $  3,367
                                                                                                       --------
                                                                                                       --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for -
      Income taxes...................................................................................  $    234
                                                                                                       --------
      Interest.......................................................................................  $      3
                                                                                                       --------

The accompanying notes to consolidated financial statements are an integral part of this statement.

                          AMERICAN LAWYER MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1998

1. ACQUISITIONS

    Pursuant to an Asset Purchase Agreement dated as of March 3, 1998, among Corporate Presentations, Inc., its sole stockholder and LegalTech, LLC, a wholly-owned indirect subsidiary of American Lawyer Media, Inc., LegalTech, LLC agreed to purchase substantially all of the assets and assume certain of the liabilities of Corporate Presentations, Inc. for approximately $10,800,000 (the "LegalTech Acquisition"). Corporate Presentations, Inc. is a producer of tradeshows and conferences for the legal community. For advisory services rendered to the Company (as defined below) in connection with the LegalTech Acquisition, the Company paid WPMP (as defined below), an affiliate of American Lawyer Media Holdings, Inc. ("Holdings"), a fee of 1% of the purchase price of the LegalTech Acquisition.

    The LegalTech Acquisition has been accounted for under the purchase method and the results of operations of the acquired business have been included in the financial statements since the date of acquisition (March 3, 1998). The excess of the purchase price over net assets acquired was allocated to goodwill. In the accompanying consolidated statement of operations, the excess of purchase price over net assets acquired is being amortized over fifteen years.

    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the LegalTech Acquisition had occurred on January 1, 1998 (in thousands):

                                                     FOR THE THREE
                                                      MONTHS ENDED
                                                     MARCH 31, 1998
                                                     --------------

Net revenues.......................................     $ 26,707
Net loss...........................................     $ (4,547)
                                                        --------

    These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on January 1, 1998, or of future results of operations of the consolidated entities.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of American Lawyer Media, Inc. and its wholly-owned subsidiaries, ALM, LLC, Counsel Connect, LLC, and National Law Publishing Company, Inc. ("NLP"), and the Company's 99% owned subsidiary, ALM IP, LLC, which, unless the context otherwise requires, are collectively referred to herein as the "Company". The accounts of NLP include its wholly-owned subsidiary NLP IP Company. Intercompany transactions and balances have been eliminated in consolidation.

    The unaudited consolidated financial statements for the three months ended March 31, 1998 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements.

                          AMERICAN LAWYER MEDIA, INC.

                                 MARCH 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    For further information, reference is made to the consolidated financial statements for the fiscal year ended December 31, 1997 and the footnotes related thereto included in the Company's 1997 Annual Report on Form 10-K from which the December 31, 1997 balances presented herein have been derived. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations for the full year.

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

CONCENTRATIONS OF CREDIT RISK

    The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company believes it is not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising ad agents ("Legal Ad Agents"), generally limited due to the large number of customers comprising the Company's customer base. Such Legal Ad Agents do not have significant liquid net worth and, as a result, the Company is exposed to a certain level of credit concentration risk in this area, for which the Company believes it has adequately provided.

REVENUE RECOGNITION

    Periodical Advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in the Company's publications. Advertising revenue is recognized upon release of the related publications.

    Periodical Subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

    Ancillary revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books, seminar and conference income, income from a daily fax service of court decisions and income from electronic products. Printing revenue is recorded upon shipment. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar and conference revenues are recognized when the seminar or conference is held. Daily fax service revenue is recognized upon fulfillment of orders. Income from electronic products is recognized monthly as the service is provided.

    Internet Service revenues consist primarily of revenues from subscriptions and advertising. Internet subscription income is recognized on a pro-rata basis over the life of a subscription, generally one year. Internet advertising revenues are recognized upon the release of an advertisement on the website.

DEFERRED SUBSCRIPTION INCOME

    Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of $2,360,100 and $1,772,000 are included in accounts receivable in the accompanying consolidated March 31, 1998 and December 31, 1997 balance sheets, respectively.

                          AMERICAN LAWYER MEDIA, INC.

                                 MARCH 31, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
ADVERTISING AND PROMOTION COSTS

    Advertising and promotion expenditures, which totaled approximately $1,314,200 for the three months ended March 31, 1998, are expensed as the related advertisements or campaigns are released.

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

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost, with the exception of fixed assets acquired as part of the acquisition on August 27, 1997, effective as of August 1, 1997, of substantially all of the publishing-related assets and assumption of certain of the liabilities of American Lawyer Media, L.P. by the Company (the "ALM Acquisition") and the acquisition on December 22, 1997 of all of the issued and outstanding capital stock of NLP (the "NLP Acquisition"), which are stated at approximate fair market value as of the date of the acquisitions. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated remaining useful lives of the assets acquired as part of the ALM Acquisition and the NLP Acquisition. Assets purchased after the ALM Acquisition and the NLP Acquisition are depreciated using the straight-line method over the following estimated useful lives:

         Buildings....................................    25 years
         Furniture, machinery and equipment...........   5-9 years
         Computer equipment and software..............   3-6 years

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

INTANGIBLE ASSETS

    Intangible assets represent advertiser commitments, trademarks, customer and subscriber lists and non-compete agreements. They are stated at cost less accumulated amortization and are amortized on a straight-line basis over a weighted average useful life of fifteen years.

INCOME TAXES

    Deferred income taxes are provided for the temporary differences between the financial reporting and the tax basis of the Company's assets and liabilities and principally consist of nondeductible goodwill and identified intangibles relating to NLP, accelerated depreciation, allowance for doubtful accounts, certain accrued liabilties not currently deductible for tax purposes and net operating loss carryforwards.

REPORTING COMPREHENSIVE INCOME

    Effective with fiscal years beginning after December 15, 1997, companies are required to adopt the Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income." The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income, which comprises certain specific items reported directly in stockholder's equity. Other comprehensive income comprises items such as unrealized gains and losses on debt and equity securities classified as available-for-sale securities, minimum pension liability adjustments, and foreign currency translation adjustments. Since the Company does not currently have any of these other comprehensive income items, the Company's comprehensive income equals its net income. Therefore, SFAS No. 130 has no impact on the way the Company reports or has reported its financial statements.

                          AMERICAN LAWYER MEDIA, INC.

                                 MARCH 31, 1998

3. DEBT

    On December 22, 1997, the Company issued $175,000,000 of 9.75% senior notes ("Senior Notes") due December 15, 2007. The Senior Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 (beginning June 15, 1998). The Senior Notes are fully and unconditionally guaranteed on a joint and several and senior unsecured basis by each of the Company's existing and future subsidiaries. The Senior Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that includes accrued and unpaid interest as well as any existing liquidating damages. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs associated with this debt have been capitalized and are being amortized over the term of the Senior Notes. Amortization of deferred financing costs is recorded as interest expense in the accompanying consolidated statement of operations. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

    On March 25, 1998, Holdings and the Company (as the "Borrower") entered into a credit agreement with various banks that established a combined revolving loan commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Financing costs associated with the Revolving Credit Facility have been capitalized and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by Holdings and by all subsidiaries of the Company. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its domestic subsidiaries, including a pledge of the equity securities of such subsidiaries, and a pledge by Holdings of all of the stock of the Company. The Revolving Credit Facility bears interest at a fluctuating rate determined by reference to (i) the Base Rate (as defined in the Revolving Credit Facility) plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar Rate (as defined in the Revolving Credit Facility) plus a margin ranging from 1.25% to 2.5%, as the case may be. The applicable margin is based on the Company's consolidated total leverage ratio. The Base Rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar Rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market in an aggregate principal amount approximately equal to the amount of the loan made to the Company, and (ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. The Company is also required to pay customary fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees, and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility includes both affirmative and negative covenants that include meeting certain financial ratios. As of March 31, 1998, there was no debt outstanding under the Revolving Credit Facility.


4. SUBSEQUENT EVENTS

    On April 22, 1998, effective as of April 1, 1998, the Company consummated the acquisition of substantially all of the legal publishing-related assets and assumed certain liabilities of Legal Communications, Ltd ("LCL") for an aggregate purchase price of approximately $20 million. LCL is a publisher of regional legal publications. For advisory services rendered to the Company in connection with the LCL

                          AMERICAN LAWYER MEDIA, INC.

                                 MARCH 31, 1998

4. SUBSEQUENT EVENTS (CONTINUED)

Acquisition, the Company paid WP Management Partners, LLC ("WPMP"), an affiliate of Holdings, a fee of 1% of the purchase price of the LCL Acquisition.

    On April 14, 1998, Holdings contributed an aggregate of $15,000,000 to the equity capital of the Company. The proceeds of the equity contribution are intended to be used to fund acquisitions and to provide capital for aggressive growth.

                          AMERICAN LAWYER MEDIA, L.P.

                                 BALANCE SHEET

                                 MARCH 31, 1997
                                 (IN THOUSANDS)

                                                                                                           1997
                                                                                                        ----------
                                                ASSETS

CURRENT ASSETS:
  Cash and cash equivalents...........................................................................  $      456
  Accounts receivable, net of allowance for doubtful accounts of $1,508...............................       6,305
  Inventories, net....................................................................................         411
  Other current assets................................................................................         705
                                                                                                        ----------
      Total current assets............................................................................       7,877
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $6,811.............       4,773
INTANGIBLE ASSETS, net of accumulated amortization of $20,196.........................................       4,958
GOODWILL, net of accumulated amortization of $236.....................................................         977
OTHER ASSETS..........................................................................................         123
                                                                                                        ----------
      Total assets....................................................................................  $   18,708
                                                                                                        ----------
                                                                                                        ----------

                     LIABILITIES AND PARTNERS' ACCUMULATED DEFICIT

CURRENT LIABILITIES:
  Accounts payable....................................................................................  $    1,132
  Accrued expenses....................................................................................       3,919
  Deferred income (including deferred subscription income of $7,229)..................................       7,840
                                                                                                        ----------
      Total current liabilities.......................................................................      12,891
                                                                                                        ----------
DUE TO GENERAL PARTNER................................................................................      32,790
                                                                                                        ----------
OTHER NONCURRENT LIABILITIES..........................................................................       1,035
                                                                                                        ----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' ACCUMULATED DEFICIT.........................................................................     (28,008)
                                                                                                        ----------
      Total liabilities and partners' accumulated deficit.............................................  $   18,708
                                                                                                        ----------
                                                                                                        ----------

  The accompanying notes to financial statements are an integral part of this balance sheet.

                          AMERICAN LAWYER MEDIA, L.P.

                            STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                 (IN THOUSANDS)

                                                                                                           1997
                                                                                                         ---------
NET REVENUES:
  Periodicals
    Advertising........................................................................................  $   7,345
    Subscription.......................................................................................      2,716
  Ancillary Products and Services......................................................................      1,826
  Internet Services....................................................................................      1,052
                                                                                                         ---------
      Total net revenues...............................................................................     12,939
                                                                                                         ---------
OPERATING EXPENSES:
  Editorial............................................................................................      1,707
  Production and Distribution..........................................................................      2,920
  Selling..............................................................................................      1,888
  General and Administrative...........................................................................      4,232
  Internet Services....................................................................................      2,690
  Depreciation and Amortization........................................................................        634
                                                                                                         ---------
      Total operating expenses.........................................................................     14,071
                                                                                                         ---------
      Operating loss...................................................................................     (1,132)
INTEREST EXPENSE, net..................................................................................       (576)
                                                                                                         ---------
      Net Loss.........................................................................................  $  (1,708)
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

                          AMERICAN LAWYER MEDIA, L.P.

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                            AND ACCUMULATED DEFICIT

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                 (IN THOUSANDS)

                                                                                                       PARTNERS'
                                                                             CONTRIBUTED      NET     ACCUMULATED
                                                                               CAPITAL      LOSSES      DEFICIT
                                                                             -----------  ----------  ------------
BALANCE AT DECEMBER 31, 1996...............................................   $  31,677   $  (57,977)  $  (26,300)
  Net loss.................................................................      --           (1,708)      (1,708)
                                                                             -----------  ----------  ------------
BALANCE AT MARCH 31, 1997..................................................   $  31,677   $  (59,685)  $  (28,008)
                                                                             -----------  ----------  ------------
                                                                             -----------  ----------  ------------

  The accompanying notes to financial statements are an integral part of this statement.

                          AMERICAN LAWYER MEDIA, L.P.

                            STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                 (IN THOUSANDS)

                                                                                                            1997
                                                                                                          ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................................................................  $  (1,708)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization.........................................................................        634
  Allowance for doubtful accounts.......................................................................        152
  Decrease (increase) in
    Accounts receivable and due from affiliate..........................................................      1,020
    Inventories.........................................................................................        109
    Other current assets................................................................................       (169)
    Other assets........................................................................................        (23)
  Increase (decrease) in
    Accounts payable....................................................................................       (749)
    Accrued expenses....................................................................................     (1,249)
    Deferred income.....................................................................................       (168)
    Other liabilities...................................................................................      1,035
                                                                                                          ---------
      Total adjustments.................................................................................        592
                                                                                                          ---------
      Net cash used in operating activities.............................................................     (1,116)
                                                                                                          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................................................................       (583)
                                                                                                          ---------
      Net cash used in investing activities.............................................................       (583)
                                                                                                          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings from general partner.....................................................................      2,065
                                                                                                          ---------
      Net cash provided by financing activities.........................................................      2,065
                                                                                                          ---------
      Net (decrease) increase in cash and cash equivalents..............................................        366
CASH AND CASH EQUIVALENTS, beginning of period..........................................................         90
                                                                                                          ---------
CASH AND CASH EQUIVALENTS, end of period................................................................  $     456
                                                                                                          ---------
                                                                                                          ---------




  The accompanying notes to financial statements are an integral part of this statement.

                          AMERICAN LAWYER MEDIA, L.P.

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF PRESENTATION

    The unaudited financial statements for the three months ended March 31, 1997 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the financial statements for the fiscal year ended December 31, 1996 and the footnotes related thereto included in American Lawyer Media, Inc.'s 1997 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations for the full year.

REVENUE RECOGNITION

    Periodical Advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in the Company's publications. Advertising revenue is recognized upon release of the related publications.

    Periodical Subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

    Ancillary revenues consist principally of third-party printing services, newsletter subscriptions, sales of professional books, seminar income, and a daily fax service of court decisions. Printing revenue is recognized upon shipment. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar revenues are recognized when the seminar is held. The daily fax service revenue is recognized upon fulfillment of orders.

    Internet Service revenues consist primarily of revenues from subscriptions and advertising. Internet subscription income is recognized on a pro-rata basis over the life of a subscription, generally one year. Internet advertising revenues are recognized upon the release of an advertisement on the website.

DEFERRED SUBSCRIPTION INCOME

    Deferred subscription income results from advance payments or orders for magazine subscriptions received from subscribers. Subscription receivables of $1,064,100 are included in accounts receivable in the accompanying balance sheet.

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

                          AMERICAN LAWYER MEDIA, L.P.

                                 MARCH 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
CASH AND CASH EQUIVALENTS

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

Machinery and equipment...........................................................  5 years
Buildings.........................................................................  25 years
Furniture and fixtures............................................................  5 years
Computer equipment and software...................................................  3-5 years

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

ACCOUNTS PAYABLE

    Included in accounts payable are $696,000 of bank overdrafts as of March 31, 1997.

2. INCOME TAXES

    No provision has been made in the accompanying statement of operations for income taxes since, pursuant to provisions of the Internal Revenue Code, the net loss appearing on the accompanying statement of operations is reportable by each of the partners on their individual tax returns.

3. DUE TO GENERAL PARTNER

    Due to General Partner consists of borrowings from WCI/AMLAW Inc. and interest accrued thereon. The borrowings bear interest at 1% under prime and do not have a stated maturity date. This amount has been included in long-term liabilities in the accompanying balance sheet since the amount is not intended to be repaid within the next year.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           ASSETS                                      1997
                                                                                    ---------
CURRENT ASSETS:
  Cash and cash equivalents                                                         $     286
  Accounts receivable, net of allowances for doubtful accounts and sales returns
    of $717.......................................................................      7,248
  Inventories, net................................................................        872
  Deferred income taxes...........................................................      3,643
  Other current assets............................................................        577
                                                                                    ---------
      Total current assets........................................................     12,626
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization
  of $1,871.......................................................................      2,633
INTANGIBLE ASSETS, net of accumulated amortization of $9,332......................    127,325
DEFERRED INCOME TAXES.............................................................        577
OTHER ASSETS......................................................................      1,572
                                                                                    ---------
      Total assets................................................................  $ 144,733
                                                                                    ---------
                                                                                    ---------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................................................  $   1,722
  Accrued expenses................................................................      2,909
  Deferred income (including deferred subscription income of $9,068)..............     10,016
                                                                                    ---------
      Total current liabilities...................................................     14,647
                                                                                    ---------
LONG-TERM DEBT....................................................................     66,200
                                                                                    ---------
OTHER NONCURRENT LIABILITIES......................................................      1,596
                                                                                    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 125,000 shares authorized; 89,609 shares issued
    and outstanding...............................................................          1
  Paid-in capital.................................................................     66,165
  Accumulated (deficit)...........................................................     (3,876)
                                                                                    ---------
        Total stockholders' equity................................................     62,290
                                                                                    ---------
        Total liabilities and stockholders' equity................................  $ 144,733
                                                                                    ---------
                                                                                    ---------

       The accompanying notes are an integral part of this balance sheet

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                 (IN THOUSANDS)

REVENUES:                                                                               1997
                                                                                     ---------
  Periodicals......................................................................
    Advertising....................................................................  $   6,349
    Subscription...................................................................      2,314
  Ancillary products and services..................................................      2,861
  Internet services................................................................        271
                                                                                     ---------
        Total net revenues.........................................................     11,795
                                                                                     ---------
OPERATING EXPENSES:
  Editorial........................................................................      1,420
  Production and distribution......................................................      2,267
  Selling..........................................................................      2,120
  General and administrative.......................................................      2,431
  Internet services................................................................        411
  Depreciation and amortization....................................................      1,890
                                                                                     ---------
        Total operating costs and expenses.........................................     10,539
                                                                                     ---------
        Operating income...........................................................      1,256
INTEREST EXPENSE, NET..............................................................     (1,378)
                                                                                     ---------
        Loss before income taxes...................................................       (122)
PROVISION FOR INCOME TAXES.........................................................       (754)
                                                                                     ---------
        Net loss...................................................................  $    (876)
                                                                                     ---------
                                                                                     ---------

         The accompanying notes are an integral part of this statement

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                 (IN THOUSANDS)

                                                            COMMON       PAID-IN    ACCUMULATED    TREASURY
                                                             STOCK       CAPITAL     (DEFICIT)       STOCK       TOTAL
                                                          -----------  -----------  ------------  -----------  ---------
BALANCE AT DECEMBER 31, 1996............................   $       1    $  66,165    $   (3,000)   $  --       $  63,166
  Net loss..............................................      --           --              (876)      --            (876)
                                                          -----------  -----------  ------------  -----------  ---------
BALANCE AT MARCH 31, 1997...............................   $       1    $  66,165    $   (3,876)   $  --       $  62,290
                                                          -----------  -----------  ------------  -----------  ---------
                                                          -----------  -----------  ------------  -----------  ---------

         The accompanying notes are an integral part of this statement

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                   FOR THE THREE MONTHS ENDED MARCH 31, 1997

                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:                                                   1997
                                                                                     ---------
  Net loss........................................................................   $  (876)
  Adjustments to reconcile net loss to net cash provided by operating activities--
    Depreciation and amortization.................................................     1,890
    Decrease in deferred income taxes.............................................       650
    Changes in operating assets and liabilities--.................................
      Decrease in accounts receivable.............................................       140
      (Increase) in inventories...................................................       (36)
      Decrease in prepaid expenses and other current assets.......................       201
      (Increase) in other assets..................................................       (11)
      Increase in accounts payable and accrued expenses...........................     1,115
      Increase in deferred income.................................................       868
      Increase in other noncurrent liabilities....................................        25
                                                                                     ---------
        Net cash provided by operating activities.................................     3,966
                                                                                     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to furniture, equipment and leasehold improvements....................      (168)
                                                                                     ---------
        Net cash used in investing activities.....................................      (168)
                                                                                     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt..............................................................    (4,100)
                                                                                     ---------
        Net cash used in financing activities.....................................    (4,100)
                                                                                     ---------
        Net decrease in cash and cash equivalents.................................      (302)

CASH AND CASH EQUIVALENTS, beginning of period....................................       588
                                                                                     ---------
CASH AND CASH EQUIVALENTS, end of period..........................................   $   286
                                                                                     ---------
                                                                                     ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for--
    Interest......................................................................   $   536
                                                                                     ---------
    Income taxes..................................................................   $    --
                                                                                     ---------

         The accompanying notes are an integral part of this statement

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF PRESENTATION

    The unaudited financial statements for the three months ended March 31, 1997 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the financial statements for the fiscal year ended December 31, 1996 and the footnotes related thereto included in American Lawyer Media, Inc.'s 1997 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations for the full year.

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

CONCENTRATIONS OF CREDIT RISK

    National Law Publishing Company, Inc.'s ("NLP's") financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. NLP believes it is not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivables are, except for amounts due from legal advertising ad agents ("Legal Ad Agents"), generally limited due to the large number of customers comprising NLP's customer base. Such Legal Ad Agents do not have significant liquid net worth and, as a result, NLP is exposed to a certain level of credit concentration risk in this area, for which NLP believes it has adequately provided.

REVENUE RECOGNITION

    Periodical Advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in NLP's publications. Advertising revenue is recognized upon release of the related publications.

    Periodical Subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

    Ancillary revenues consist principally of newsletter subscriptions, sales of professional books, seminar income and income from electronic products. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar revenues are recognized when the seminar is held. Income from electronic products is recognized monthly as the service is provided.

    Internet Service revenues consist primarily of revenues from subscriptions and advertising. Internet subscription income is recognized on a pro-rata basis over the life of a subscription, generally one year.
Internet advertising revenues are recognized upon the release of an advertisement on the website.

DEFERRED SUBSCRIPTION INCOME

    Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                                 MARCH 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

served. Subscription receivables of approximately $1,599,000 are included in accounts receivable in the accompanying consolidated balance sheet.

EXPENSE RECOGNITION

    ADVERTISING AND PROMOTION COSTS-- Advertising expenditures are expensed when the particular advertisement is released. The Company capitalizes direct response promotion costs. At March 31, 1997 approximately $1,407,000 of direct response promotional costs was recorded in other assets on the accompanying consolidated balance sheet. Advertising expense was approximately $819,000 for the three months ended March 31, 1997. The amortization of direct response promotion expenditures is included in selling expense in the accompanying consolidated statement of operations.

    EDITORIAL COSTS--  All editorial costs are expensed as incurred.

CASH AND CASH EQUIVALENTS

    NLP considers time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

INVENTORIES

    Inventories consist principally of professional books published and sold by NLP and related binding materials utilized. Inventories are stated at the lower of cost, as determined by the average cost method, or market.

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

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                                 MARCH 31, 1997

2. LONG-TERM DEBT

     On December 1, 1995, NLP entered into a revolving credit facility agreement (the "Credit Agreement") with the First National Bank of Boston (the "Bank"), as a lender and as an agent for other lenders, under which NLP Acquisition Co., Inc. ("NAI") borrowed $15,674,061 and The New York Law Publishing Company ("NYLP") borrowed $55,225,939 (aggregating $70,900,000) in connection with Boston Ventures' acquisition of NLP. Upon NAI's merger into NLP, NYLP assumed the $15,674,061 of Bank debt, in the form of a dividend from NYLP to NLP. NLP's borrowing capacity under the Credit Agreement, including cash loans and standby letters of credit of up to $6.0 million, is $74.0 million at March 31, 1997, and decreases semi-annually to $70.5 million on December 30, 1997. As of March 31, 1997, $66.2 million was outstanding under the Credit Agreement.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                                 MARCH 31, 1997

2. LONG-TERM DEBT (CONTINUED)

    The Credit Agreement requires, among other things, that NLP maintain certain minimum levels of consolidated operating cash flow and certain prescribed ratios of consolidated funded debt to consolidated operating cash flows, consolidated operating cash flow to interest expense and consolidated adjusted operating cash flow to consolidated fixed charges, as defined. The Credit Agreement contains other restrictive covenants, including limitations on indebtedness, investments and acquisitions, the disposition of assets, transactions with affiliates and distributions to stockholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE "SELECTED FINANCIAL DATA" AND THE HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q.

OVERVIEW

         In August 1997, the Investors, through ALM (as defined in the American Lawyer Media, Inc. Amendment No. 1 to Form S-4 Registration Statement (File No. 333-50117) ("Amendment No. 1")), consummated the ALM Acquisition, and in December 1997, ALM consummated the NLP Acquisition. The ALM Acquisition and NLP Acquisition (the "Acquisitions") have been accounted for using the purchase method of accounting. The results of operations of Old ALM have been included in the financial statements of the Company since August 1, 1997, the effective date of the ALM Acquisition, and the results of operations of NLP have been included in the financial statements of the Company since December 22, 1997, the closing date of the NLP Acquisition. As a result, the Acquisitions will prospectively affect the Company's results of operations in certain significant respects. In connection with the ALM Acquisition, the purchase price was $63.0 million and the excess of the purchase price over the book value of net tangible assets acquired was $67.7 million. The aggregate purchase price for the NLP Acquisition was $203.2 million, and the excess of the purchase price over the book value of net tangible assets acquired was $257.6 million. The excess purchase price of both Acquisitions has been allocated to the tangible and intangible assets acquired by the Company based upon their respective fair values as of the applicable acquisition date.

FOR THE THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

REVENUE RECOGNITION

    Periodical Advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in the Company's publications. Advertising revenue is recognized upon release of the related publications.

    Periodical Subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

    Ancillary revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books, seminar and conference income, income from a daily fax service of court decisions and income from electronic products. Printing revenue is recognized upon shipment. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar and conference revenues are recognized when the seminar or conference is held. Daily fax service revenue is recognized upon fulfillment of orders. Income from electronic products is recognized monthly as the service is provided.

    Internet Service revenues consist primarily of revenues from subscriptions and advertising. Internet subscription income is recognized on a pro-rata basis over the life of a subscription, generally one year. Internet advertising revenues are recognized upon the release of an advertisement on the website.

     The following discussion compares the financial results of the Company for the quarter ended March 31, 1998 to financial information for the quarter ended March 31, 1997 which was derived from the combination of Old ALM and NLP. As a result, the financial information for the combined quarter ended March 31, 1997 has not been prepared on a basis in conformity with GAAP. The following table presents the calculation for such combined period and for the quarter ended March 31, 1998 (in thousands):


                                                                                   |    AMERICAN LAWYER
                                               OLD ALM        NLP       COMBINED   |      MEDIA, INC.
                                              ----------   ---------   ----------  |  ---------------------
                                                      FOR THE QUARTER ENDED        |  FOR THE QUARTER ENDED
                                                          MARCH 31, 1997           |      MARCH 31, 1998
                                              -----------------------------------  |  ---------------------
                                                                                   |
                                                                                   |
OPERATING DATA:                                                                    |
Revenues:                                                                          |
Periodicals                                                                        |
  Advertising...............................    7,345         6,349      13,694    |         14,954
  Subscription..............................    2,716         2,314       5,030    |          5,140
Ancillary Products and Services.............    1,826         2,861       4,687    |          5,628
Internet Services...........................    1,052           271       1,323    |            654
                                              -------       -------     -------    |        -------
  Total revenues............................   12,939        11,795      24,734    |         26,376
                                              -------       -------     -------    |        -------
Operating Costs and Expenses:                                                      |
Editorial...................................    1,707         1,420       3,127    |          3,361
Production and Distribution.................    2,920         2,267       5,187    |          5,472
Selling.....................................    1,888         2,120       4,008    |          4,250
General and Administrative..................    4,232         2,431       6,663    |          7,101
Internet Services...........................    2,690           411       3,101    |          1,110
Depreciation and Amortization...............      634         1,890       2,524    |          5,946
                                              -------       -------     -------    |        -------
       Total Operating Costs and Expenses      14,071        10,539      24,610    |         27,240
                                              -------       -------     -------    |        -------
       Operating income/(loss)..............   (1,132)        1,256         124    |           (864)
                                              =======       =======     =======    |        =======

     OVERVIEW. Net revenues increased by $1.6 million, or 6.6% from $24.7 million for the quarter ended March 31, 1997 to $26.4 million for the quarter ended March 31, 1998. Total operating costs and expenses increased $2.6 million, or 10.7%, from $24.6 million for the quarter ended March 31, 1997 to $27.2 million for the quarter ended March 31, 1998 due to a $3.4 million increase in depreciation and amortization resulting from the ALM and NLP acquisitions. As a result, operating income decreased $1.0 million, from an operating income of $0.1 million for the quarter ended March 31, 1997 to an operating loss of $0.9 million for the quarter ended March 31, 1998, while EBITDA increased $2.4 million, or 91.9%, from $2.6 million for the quarter ended March 31, 1997 to $5.1 million for the quarter ended March 31, 1998. Internet Services revenues decreased $0.7 million, or 50.6% , from $1.3 million for the quarter ended March 31, 1997 to $0.7 million for the quarter ended March 31, 1998. Internet Services expenses decreased $2.0 million, or 64.2%, from $3.1 million for the quarter ended March 31, 1997 to $1.1 million for the quarter ended March 31, 1998. Accordingly, excluding the net operating loss from Internet Services, operating income decreased $2.3 million or 116.8% from $2.0 million operating income for the quarter ended March 31, 1997 to a $0.3 million loss for the period ended March 31, 1998, while EBITDA increased $1.1 million, or 25.1%, from $4.4 million to $5.5 million over the same periods.

     REVENUES. Advertising revenues increased $1.3 million, or 9.2 %, from $13.7 million for the quarter ended March 31, 1997 to $15.0 million for the quarter ended March 31, 1998. This increase was due principally to an increase in advertising rates as well as an overall increase in advertising pages.

     Subscription revenues increased $0.1 million, or 2.2%, from $5.0 million for the quarter ending March 31, 1997 to $5.1 million for the quarter ended March 31, 1998. Increases in subscription rates at all publications were partially offset by slight decreases in paid circulation.

     Revenues from ancillary products and services increased $0.9 million, or 20.1%, from $4.7 million for the quarter ended March 31, 1997 to $5.6 million for the quarter ended March 31, 1998. Revenues from two seminars held in the first quarter of 1998 were recorded while no seminars were recorded in the first quarter of 1997. In addition, a portion of the book sales historically recorded in the fourth quarter, were shipped and included in the first quarter results of 1998.

     Revenues from Internet Services decreased $0.7 million, or 50.6%, from $1.3 million for the quarter ended March 31, 1997 to $0.7 million for the quarter ended March 31, 1998. This decrease is attributable primarily to the shutdown of Counsel Connect, Old ALM's internet service. This shutdown is part of management's strategy to focus on internet services that will better enhance its existing product base. This strategy includes an increased emphasis on advertising revenue which was 29.0% higher in the first quarter of 1998 than the first quarter of 1997.

     OPERATING EXPENSES. Total operating costs and expenses increased $2.6 million, or 10.7%, from $24.6 million for the quarter ended March 31, 1997 to $27.2 million for the quarter ended March 31, 1998 due to a $3.4 million increase in depreciation and amortization resulting from the ALM and NLP acquisitions.

     Editorial expenses increased $0.2 million, or 7.5%, from $3.1 million for the quarter ended March 31, 1997 to $3.4 million for the quarter ended March 31, 1998 as a number of vacant positions were filled.

     Production and distribution expenses increased $0.3 million, or 5.5%, from $5.2 million for the quarter ended March 31, 1997 to $5.5 million for the quarter ended March 31, 1998. This increase is primarily the result of the increased book sales recorded in the first quarter. Higher paper usage at ALM's printing facilities also contributed to this increase.

     Selling expenses increased $0.2 million, or 6.0%, from $4.0 million for the quarter ended March 31, 1997 to $4.3 million for the quarter ended March 31, 1998. This increase is primarily due to higher subscription promotion costs as well as increased commissions resulting from the increased advertising revenue.

     General and administrative expenses increased $0.4 million, or 6.6%, from $6.7 million for the quarter ended March 31, 1997 to $7.1 million for the quarter ended March 31, 1998. This increase is primarily the result of costs associated with one-time charges and salary increases.

     Internet Services expenses decreased $2.0 million, or 64.2%, from $3.1 million for the quarter ended March 31, 1997 to $1.1 million for the quarter ended March 31, 1998. This decrease is the direct result of the shutdown of Counsel Connect.

     Depreciation and amortization expenses increased $3.4 million, or 135.6%, from $2.5 million for the quarter ended March 31, 1997 to $5.9 million for the quarter ended March 31, 1998. These expenses are not comparable for the two periods due to purchase accounting adjustments related to the ALM and NLP acquisitions.

     OPERATING INCOME. As a result of the above factors, operating income decreased $1.0 million from an operating income of $0.1 million for the quarter ended March 31, 1997 to an operating loss of $0.9 million for the quarter ended March 31, 1998, while EBITDA increased $2.4 million, or 91.9%, from $2.6 million for the quarter ended March 31, 1997 to $5.1 million for the quarter ended March 31, 1998.

     CAPITAL EXPENDITURES. Capital expenditures decreased $0.5 million, or 72.2%, from $0.8 million for the quarter ended March 31, 1997 to $0.2 million for the quarter ended March 31, 1998 reflecting the discontinued investment in the infrastructure of Counsel Connect.

LIQUIDITY AND CAPITAL RESOURCES

         WORKING CAPITAL. The Company has favorable cash flow characteristics resulting from its high level of advance payments by subscribers, low working capital investment, minimal capital expenditure requirements, predictable cost structure and high margins. Because cash receipts associated with subscribtions are received toward the beginning of a subscription cycle, the Company's periodicals business requires minimal investment in working capital.

         LIQUIDITY. For the last twelve months ended March 31, 1998, the Company's ratio of total indebtedness to pro forma EBITDA was approximately
6.66 to 1 and accordingly, neither the Company nor its Restricted
Subsidiaries would currently be able to incur additional indebtedness. For the purposes of the Senior Notes, the Revolving Credit Facility is a form of Permitted Indebtedness (as defined in the Indenture) and does not contravene the financial restriction regarding incurrence of additional indebtedness.
See "Description of Notes--Certain Definitions" in Amendment No. 1. The Company's principal sources of funds are anticipated to be cash flows from operating activities, which may be supplemented by borrowings under the Revolving Credit Facility. See "Description of Other Indebtedness--Revolving Credit Facility" in Amendment No. 1. Based upon the successful implementation of its strategy, the Company believes that these funds will be sufficient to meet its current and future financial obligations, including the payment of principal and interest on the Senior Notes, working capital, capital expenditures and other obligations. No assurance can be given, however, that this will be the case. The Company's future operating performance and ability to service or refinance the Senior Notes and to repay, extend or refinance any credit agreements to which it is a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. See "Risk Factors" in Amendment No. 1.

         CAPITAL EXPENDITURES. The Company's operations are not capital intensive. Capital expenditures were $0.2 million for the quarter ended March 31, 1998. Capital spending in 1998 is expected to be $3.5 million. This is higher than historical and expected future spending due to the anticipated consolidation of ALM and NLP offices in 1998.

         NET CASH PROVIDED BY OPERATING ACTIVITIES. Net cash provided by operating activities was $5.6 million for the three months ended March 31, 1998, primarily due to a net loss of $4.3 million offset by depreciation and amortization of $5.9 million and an accrual of $4.3 million for interest expense on the Senior Notes which will be paid in June 1998.

         NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was $11.2 million for the quarter ended March 31, 1998. In March 1998, the Company acquired Corporate Presentations, Inc. for $10.8 million in cash and incurred $0.2 million of deal costs. In addition, capital expenditures were $0.2 million for the first quarter 1998.

         NET CASH FROM FINANCING ACTIVITIES. There was no cash used by or provided from financing activities in the first quarter 1998.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not Applicable.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         The Company is a party to various litigation matters incidental to the conduct of its business. The Company does not believe that the outcome of any of the matters in which it is currently involved will have a material adverse effect on its financial condition or on the results of its operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      None.

         (b)      None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.

         May 28, 1998                   AMERICAN LAWYER MEDIA, INC.


                                        /s/ William L. Pollak
                                        -----------------------------------
                                        William L. Pollak
                                        President and Chief Executive
                                           Officer

                                        /s/ Anup Bagaria
                                        -----------------------------------
         May 28, 1998                   Anup Bagaria
                                        Vice President