Form 10-Q
period 1998-06-30
AMERICAN LAWYER MEDIA INC
filed 1998-08-14
CIK 1059498

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended June 30, 1998.

[  ]      Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

Commission file number:  333-50117



                           AMERICAN LAWYER MEDIA, INC.
            (Exact name of registrant as specified in its character)

                 DELAWARE                                    13-3980414
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

                Yes                           No
                    ----                         ----

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

         INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN
CONFIRMED BY A COURT.   YES         NO
                            ----       ----

As of August 1, 1998 there were 100 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS



                                                                            PAGE

PART I.  FINANCIAL INFORMATION

         ITEM 1. Financial Statements..........................................3

         ITEM 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.........................26

         ITEM 3. Quantitative and Qualitative Disclosures About Market Risk...31

PART II. OTHER INFORMATION

         ITEM 1. Legal Proceedings............................................32

         ITEM 2. Changes in Securities and Use of Process.....................32

         ITEM 3. Default Upon Senior Securities...............................32

         ITEM 4. Submission of Matters to a Vote of Security Holders..........32

         ITEM 5. Other Information............................................32

         ITEM 6. Exhibits and Reports on Form 8-K.............................32

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           AMERICAN LAWYER MEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                       JUNE 30, 1998 AND DECEMBER 31, 1997
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                                          JUNE 30,      DECEMBER 31,
                                                                                            1998           1997
                                                                                       -----------     -------------
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents.....................................................      $     1,879     $    8,962
   Accounts receivable, net of allowance for doubtful accounts and returns of $3,488
      and $3,236, respectively...................................................           13,774         12,560
   Inventories, net..............................................................            1,510          1,482
   Other current assets..........................................................            2,540          3,266
                                                                                       -----------     ----------
        Total current assets.....................................................           19,703         26,270

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and
   amortization of $1,554 and $613, respectively.................................            5,718          5,630
INTANGIBLE ASSETS, net of accumulated amortization of $7,360 and $1,855,
   respectively..................................................................          157,800        163,305
GOODWILL, net of accumulated amortization of $6,432 and $498, respectively.......          185,670        159,623
DEFERRED FINANCING COSTS net of accumulated amortization of $420 and $0,
   respectively..................................................................            7,342          6,252
DEFERRED INCOME TAXES............................................................            2,878          2,934
OTHER ASSETS.....................................................................              205            158
                                                                                       -----------     ----------
        Total assets.............................................................      $   379,316     $  364,172
                                                                                       -----------     ----------
                                                                                       -----------     ----------
                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable..............................................................      $     2,842     $    3,466
   Accrued expenses..............................................................           11,150         12,004
   Accrued interest payable......................................................              877            474
   Deferred income (including deferred subscription income of $17,426 and $16,502,
      respectively)..............................................................           19,269         17,172
                                                                                       -----------     ----------
        Total current liabilities................................................           34,138         33,116
                                                                                       -----------     ----------
LONG TERM DEBT...................................................................            7,000             --
                                                                                       -----------     ----------
SENIOR NOTES.....................................................................          175,000        175,000
                                                                                       -----------     ----------
DEFERRED INCOME TAXES............................................................           49,678         51,515
                                                                                       -----------     ----------
OTHER NONCURRENT LIABILITIES.....................................................            3,487          3,363
                                                                                       -----------     ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY
   Commonstock--$.01 par value; 1,000 shares authorized; 100 issued and outstandi at June 30, 1998 and December 31, 1997 ng
   Paid-in-capital...............................................................          123,775        108,775
   Accumulated deficit...........................................................          (13,762)        (7,597)
                                                                                       -----------     ----------
        Total stockholder's equity...............................................          110,013        101,178
                                                                                       -----------     ----------
        Total liabilities and stockholder's equity...............................      $   379,316     $  364,172
                                                                                       -----------     ----------
                                                                                       -----------     ----------


                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                           AMERICAN LAWYER MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998

                                 (IN THOUSANDS)




                                                                                THREE MONTHS           SIX MONTHS
                                                                                    ENDED                 ENDED
                                                                                JUNE 30, 1998         JUNE 30, 1998
                                                                                -------------         -------------

NET REVENUES:
  Periodicals
    Advertising...........................................................   $    18,106              $   33,060
    Subscription..........................................................         6,027                  11,167
  Ancillary Products and Services.........................................         7,449                  13,077
  Internet Services.......................................................           709                   1,363
                                                                             -----------              ----------
      Total net revenues..................................................        32,291                  58,667
                                                                             -----------              ----------

OPERATING EXPENSES:
  Editorial...............................................................         3,779                   7,140
  Production and Distribution.............................................         6,838                  12,310
  Selling.................................................................         4,895                   9,145
  General and Administrative..............................................         7,371                  14,472
  Internet Services.......................................................         1,032                   2,142
  Depreciation and Amortization...........................................         6,413                  12,359
                                                                             -----------              ----------
      Total operating expenses............................................        30,328                  57,568
                                                                             -----------              ----------
      Operating income....................................................         1,963                   1,099
INTEREST EXPENSE, net.....................................................        (4,629)                 (9,011)
                                                                             -----------              ----------
      Loss before income taxes............................................        (2,666)                 (7,912)
BENEFIT FOR INCOME TAXES..................................................           810                   1,747
                                                                             -----------              ----------
      Net loss............................................................   $    (1,856)             $   (6,165)
                                                                             -----------              ----------
                                                                             -----------              ----------

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.

                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                 (IN THOUSANDS)


                                                          COMMON STOCK
                                                         ----------------
                                                                             ADDITIONAL
                                                                      PAR     PAID-IN
                                                         SHARES      VALUE    CAPITAL            NET LOSS              TOTAL
                                                         ------      -----    -------            --------              -----


BALANCE AT DECEMBER 31, 1997.......................       100      $ --      $    108,775        $   (7,597)         $   101,178
   Net Loss........................................        --        --            --                (6,165)              (6,165)
  Capital Contribution.............................        --        --            15,000               --                15,000
                                                         ----      ------    ------------        -----------          ----------
BALANCE AT JUNE 30, 1998...........................       100      $ --      $    123,775            (13,762)            111,013
                                                         ----      ------    ------------        -----------          ----------
                                                         ----      ------    ------------        -----------          ----------


                The accompanying notes to consolidated financial
               statements are an integral part of this statement.

                           AMERICAN LAWYER MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998

                                 (IN THOUSANDS)



                                                                          THREE MONTHS          SIX MONTHS
                                                                             ENDED                 ENDED
                                                                         JUNE 30, 1998         JUNE 30, 1998
                                                                         -------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss........................................................       (1,856)                (6,165)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities
      Depreciation and amortization................................        6,413                 12,359
      Decrease (increase) in-
         Accounts receivable, net..................................         (411)                   874
         Inventories...............................................          (21)                   137
         Other current assets......................................          574                    477
         Deferred financing costs..................................         (742)                (1,090)
         Other assets..............................................          (17)                     9
      Increase (decrease) in-
         Accounts payable..........................................         (452)                (1,228)
         Accrued expenses..........................................         (470)                (1,546)
         Accrued interest payable..................................       (3,863)                   403
         Deferred income...........................................        ( 955)                   694
         Other noncurrent liabilities..............................         (585)                (1,715)
                                                                         -------------         -------------
           Total adjustments.......................................         (529)                 9,374
                                                                         -------------         -------------
           Net cash (used in) provided by operating activities.....       (2,385)                 3,209
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................         (369)                  (558)
   Purchase of business:
      Working capital, other than cash.............................          426                    426
      Property plant and equipment.................................         (450)                  (450)
      Cost in excess of net assets of company acquired.............      (20,718)               (31,980)
      Acquisition related costs and expenses.......................            8                    270
                                                                         -------------         -------------
           Net cash used in investing activities...................      (21,103)               (32,292)
                                                                         -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contribution............................................       15,000                 15,000
   Issuance of debt................................................        7,000                  7,000
           Net cash provided from financing activities.............       22,000                 22,000
                                                                         -------------         -------------
           Net decrease in cash and cash equivalents...............       (1,488)                (7,083)
CASH AND CASH EQUIVALENTS, beginning of period.....................        3,367                  8,962
                                                                         -------------         -------------
CASH AND CASH EQUIVALENTS, end of period...........................  $     1,879            $     1,879
                                                                         -------------         -------------
                                                                         -------------         -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
   Cash paid during the period for-
      Income taxes.................................................  $        21            $       255
                                                                         -------------         -------------
      Interest.....................................................  $     9,294            $     9,297
                                                                         -------------         -------------


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.       ACQUISITIONS

         Pursuant to an Asset Purchase Agreement dated as of March 3, 1998, among Corporate Presentations, Inc., its sole stockholder and LegalTech, LLC, a wholly-owned indirect subsidiary of American Lawyer Media, Inc., LegalTech, LLC agreed to purchase substantially all of the assets and assume certain of the liabilities of Corporate Presentations, Inc. for approximately $10.8 million (the "LegalTech Acquisition"). Corporate Presentations, Inc. is a producer of tradeshows and conferences for the legal community. For advisory services rendered to the Company (as defined below) in connection with the LegalTech Acquisition, the Company paid WP Management Partners, LLC ("WPMP") an affiliate of American Lawyer Media Holdings, Inc. ("Holdings"), a fee of 1% of the purchase price of the LegalTech Acquisition.

         On April 22, 1998, effective as of April 1, 1998, the Company consummated the acquisition of substantially all of the legal publishing-related assets and assumed certain liabilities of Legal Communications, Ltd ("LCL") for an aggregate purchase price of approximately $20.1 million (the "LCL Acquisition"). LCL is a publisher of regional legal publications. For advisory services rendered to the Company in connection with the LCL Acquisition, the Company paid WPMP, an affiliate of Holdings, a fee of 1% of the purchase price of the LCL Acquisition.

         The LegalTech Acquisition and the LCL Acquisition have been accounted for under the purchase method of accounting and the results of operations of the acquired businesses have been included in the financial statements since the effective dates of the respective acquisitions. The excess of the purchase price over net assets acquired was allocated to goodwill. In the accompanying consolidated statements of operations, the excess of purchase price over net assets acquired is being amortized over fifteen years.

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the LegalTech Acquisition and the LCL Acquisition had occurred on January 1, 1998 (in thousands):


                                                        FOR THE THREE              FOR THE SIX
                                                         MONTHS ENDED              MONTHS ENDED
                                                        JUNE 30, 1998             JUNE 30, 1998
                                                        -------------             -------------

Net revenues...................................... $       36,331            $      62,707
Net loss.......................................... $       (1,398)           $       (5,707)


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

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of American Lawyer Media, Inc. and its wholly-owned subsidiaries, ALM, LLC, Counsel Connect, LLC, National Law Publishing Company, Inc. ("NLP") and ALM IP, LLC, which, unless the context otherwise requires, are collectively referred to herein as the "Company". The accounts of NLP include its wholly-owned subsidiary NLP IP Company. Intercompany transactions and balances have been eliminated in consolidation.

                           AMERICAN LAWYER MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1998

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         The unaudited consolidated financial statements for the three and six month periods ended June 30, 1998 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for audited financial statements.

         For further information, reference is made to the consolidated financial statements for the fiscal year ended December 31, 1997 and the footnotes related thereto included in the Company's 1997 Annual Report on Form 10-K from which the December 31, 1997 balances presented herein have been derived. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results of operations for the full year.

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

         Ancillary revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books, seminar and conference income, income from a daily fax service of court decisions and income from electronic products. Printing revenue is recorded upon shipment. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar and conferences revenues are recognized when the seminar or conference is held. Daily fax service revenue is recognized upon fulfillment of orders. Income from electronic products is recognized monthly as the service is provided.

                           AMERICAN LAWYER MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1998

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Internet Service revenues consist primarily of revenues from subscriptions and advertising. Internet subscription income is recognized on a pro-rata basis over the life of a subscription, generally one year. Internet advertising revenues are recognized upon the release of an advertisement on the website.

DEFERRED SUBSCRIPTION INCOME

         Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,659,000 and $1,772,000 are included in accounts receivable in the accompanying consolidated June 30, 1998 and December 31, 1997 balance sheets, respectively.

ADVERTISING AND PROMOTION COSTS

         Advertising and promotion expenditures, which totaled approximately $1,449,000 and $2,763,000 for the three and six month periods ended June 30, 1998, respectively, are expensed as the related advertisements or campaigns are released.

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

PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is stated at cost, with the exception of fixed assets acquired as part of the acquisition on August 27, 1997, effective as of August 1, 1997, of substantially all of the publishing-related assets and assumption of certain of the liabilities of American Lawyer Media, L.P. by the Company (the "ALM Acquisition"), the acquisition on December 22, 1997 of all of the issued and outstanding capital stock of NLP (the "NLP Acquisition"), and the LCL Acquisition, which are stated at approximate fair market value as of the date of the acquisitions. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated remaining useful lives of the assets acquired as part of the ALM Acquisition, the NLP Acquisition and the LCL Acquisition. Assets purchased after the ALM Acquisition, the NLP Acquisition and the LCL Acquisition are depreciated using the straight-line method over the following estimated useful lives:


Buildings...........................................       25 years
Furniture, machinery and equipment..................      5-9 years
Computer equipment and software.....................      3-6 years

         Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life.

                           AMERICAN LAWYER MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1998

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

REPORTING COMPREHENSIVE INCOME

         Effective with fiscal years beginning after December 15, 1997, companies are required to adopt the Statement of Financial Accounting Standards
(SFAS) No. 130 "Reporting Comprehensive Income." The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income includes net income and other comprehensive income, which comprises certain specific items reported directly in stockholders' equity. Other comprehensive income comprises items such as unrealized gains and losses on debt and equity securities classified as available-for-sale securities, minimum pension liability adjustments, and foreign currency translation adjustments. Since the Company does not currently have any of these other comprehensive income items, the Company's comprehensive income equals its net income. Therefore, SFAS No. 130 has no impact on the way the Company reports or has reported its financial statements.

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value.

         The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

         SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments, and (b) certain derivative instruments

                           AMERICAN LAWYER MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 1998

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

         Currently, the Company expects that the impact of adopting SFAS 133 will be immaterial.

3.       DEBT

         On December 22, 1997, the Company issued $175,000,000 of 9.75% Senior Notes (the "Senior Notes") due December 15, 2007. The Senior Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 (the first interest payment was made on June 15, 1998). The Senior Notes are fully and unconditionally guaranteed on a joint and several and senior unsecured basis by each of the Company's existing and future subsidiaries. The Senior Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that include accrued and unpaid interest as well as any existing liquidated damages. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs associated with this debt have been capitalized and are being amortized over the term of the Senior Notes. Amortization of deferred financing costs is recorded as interest expense in the accompanying consolidated statements of operations. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

         On March 25, 1998, Holdings and the Company (as the "Borrower") entered into a credit agreement with various banks that established a combined revolving loan commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Financing costs associated with the Revolving Credit Facility have been capitalized and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by Holdings and, on a joint and several basis, by all subsidiaries of the Company. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its domestic subsidiaries, including a pledge of the equity securities of such subsidiaries, and a pledge by Holdings of all of the stock of the Company. The Revolving Credit Facility bears interest at a fluctuating rate determined by reference to
(i) the Base Rate (as defined in the Revolving Credit Facility) plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar Rate (as defined in the Revolving Credit Facility) plus a margin ranging from 1.25% to 2.5%, as the case may be. The applicable margin is based on the Company's consolidated total leverage ratio. The Base Rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar Rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market in an aggregate principal amount approximately equal to the amount of the loan made to the Company, and (ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. The Company is also required to pay customary fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees, and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility includes both affirmative and negative covenants that include meeting certain financial ratios. As of June 30, 1998, there was $7,000,000 of debt outstanding under the Revolving Credit Facility.

                           AMERICAN LAWYER MEDIA, L.P.

                                  BALANCE SHEET

                                  JUNE 30, 1997

                                 (IN THOUSANDS)




                           ASSETS                                                               1997
                                                                                            -----------

CURRENT ASSETS:
   Cash and cash equivalents..............................................................  $     420
   Accounts receivable, net of allowance for doubtful accounts of $1,614..................      6,234
   Inventories, net.......................................................................        371
   Other current assets...................................................................        590
                                                                                            -----------
                  Total current assets....................................................      7,615
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and
   amortization of 7,187                                                                        5,594
INTANGIBLE ASSETS, net of accumulated amortization of $20,480.............................      4,673
GOODWILL, net of accumulated amortization of $244.........................................        969
                                                                                            -----------
OTHER ASSETS..............................................................................        165

         Total Assets.....................................................................  $  19,016
                                                                                            -----------
                                                                                            -----------

                  LIABILITIES AND PARTNERS' ACCUMULATED DEFICIT

CURRENT LIABILITIES:
   Accounts payable.......................................................................  $     907
   Accrued expenses.......................................................................      4,489
   Deferred income (including deferred subscription income of $7,441).....................      7,955
                                                                                            -----------
   Total current liabilities..............................................................     13,351
                                                                                            -----------
DUE TO GENERAL PARTNER....................................................................     34,165
                                                                                            -----------
OTHER NONCURRENT LIABILITIES..............................................................        867
                                                                                            -----------
COMMITMENTS AND CONTINGENCIES
PARTNERS' ACCUMULATED DEFICIT.............................................................     (29,367)
                                                                                            -----------
   Total liabilities and partners' accumulated deficit....................................  $  19,016
                                                                                            -----------
                                                                                            -----------


                 The accompanying notes to financial statements
                  are an integral part of this balance sheet.

                           AMERICAN LAWYER MEDIA, L.P.

                            STATEMENTS OF OPERATIONS

             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997

                                 (IN THOUSANDS)



                                                                            THREE MONTHS           SIX MONTHS
                                                                            ENDED JUNE 30,         ENDED JUNE 30,
                                                                                1997                    1997
                                                                            --------------         --------------

NET REVENUES:
   Periodicals
      Advertising.......................................................    $    8,177             $   15,522
      Subscription......................................................         3,083                  5,799
      Ancillary Products and Services...................................         1,847                  3,673
      Internet Services.................................................           844                  1,896
                                                                            --------------         --------------
      Total net revenues................................................        13,951                 26,890
                                                                            --------------         --------------
OPERATING EXPENSES:

      Editorial.........................................................         1,678                  3,385
      Production and Distribution.......................................         3,101                  6,021
      Selling...........................................................         2,064                  3,952
      General and Administrative........................................         4,158                  8,390
      Internet Services.................................................         3,001                  5,691
      Depreciation and Amortization.....................................           680                  1,314
                                                                            --------------         --------------
         Total operating expenses.......................................          14,682                 28,753
                                                                            --------------         --------------
         Operating loss.................................................          (731)                  (1,863)
INTEREST EXPENSE, net...................................................          (628)                  (1,204)
                                                                            --------------         --------------
         Net Loss.......................................................    $   (1,359)            $     (3,067)
                                                                            --------------         --------------
                                                                            --------------         --------------


                 The accompanying notes to financial statements
                   are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                             AND ACCUMULATED DEFICIT

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                 (IN THOUSANDS)



                                                                                                        PARTNERS'
                                                           CONTRIBUTED                                 ACCUMULATED
                                                             CAPITAL              NET LOSSES             DEFICIT
                                                       ---------------       ---------------      ----------------

BALANCE AT DECEMBER 31, 1996.........................  $     31,677          $     (57,977)       $     (26,300)
      Net loss.......................................           --                 (3,067)              (3,067)
                                                       ---------------       ---------------      ----------------
BALANCE AT JUNE 30, 1997.............................  $     31,677          $     (61,044)       $     (29,367)
                                                       ---------------       ---------------      ----------------
                                                       ---------------       ---------------      ----------------


                 The accompanying notes to financial statements
                    are an integral part of this statement.

                           AMERICAN LAWYER MEDIA, L.P.

                            STATEMENTS OF CASH FLOWS

             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997

                                 (IN THOUSANDS)


                                                                          THREE MONTHS           SIX MONTHS
                                                                             ENDED                 ENDED
                                                                         JUNE 30, 1997         JUNE 30, 1997
                                                                         -------------         -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss.....................................................      $  (1,359)            $   (3,067)
   Adjustments to reconcile net loss to net cash used
         in operating activities:
        Depreciation and amortization..............................            680                  1,314
        Allowance for doubtful accounts............................            106                    258
      Decrease (increase) in-
        Accounts receivable and due from affiliate.................            (33)                   987
        Inventories................................................             41                    150
        Other current assets ......................................            115                    (54)
        Other assets ..............................................            (43)                   (66)
      Increase (decrease) in-
        Accounts payable...........................................           (226)                  (975)
        Accrued expenses...........................................           (260)                (1,509)
        Deferred income............................................            115                    (53)
        Other liabilities..........................................             86                  1,121
                                                                         -------------         -------------
                Total adjustments..................................            581                  1,173
                                                                         -------------         -------------
                Net cash used in operating activities..............           (778)                (1,894)
                                                                         -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................         (1,208)                (1,791)
                                                                         -------------         -------------
                Net cash used in investing activities..............         (1,208)                (1,791)
                                                                         -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net borrowings from general partner .........................          1,950                  4,015
                                                                         -------------         -------------
                Net cash provided by financing activities .........          1,950                  4,015
                                                                         -------------         -------------
                Net (decrease) increase in cash and cash equivalents           (36)                   330
                                                                         -------------         -------------
CASH AND CASH EQUIVALENTS, beginning of period ....................            456                     90
                                                                         -------------         -------------
CASH AND CASH EQUIVALENTS, end of period ..........................      $     420             $      420
                                                                         -------------         -------------
                                                                         -------------         -------------


             The accompanying notes to financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF PRESENTATION

         The unaudited financial statements for the three and six month periods ended June 30, 1997 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for audited financial statements. For further information, reference is made to the financial statements for the fiscal year ended December 31, 1996 and the footnotes related thereto included in American Lawyer Media, Inc.'s 1997 Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results of operations for the full year.

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

DEFERRED SUBSCRIPTION INCOME

         Deferred subscription income results from advance payments or orders for magazine subscriptions received from subscribers. Subscription receivables of $1,013,100 are included in accounts receivable in the accompanying balance sheet.

CIRCULATION PROMOTION (SUBSCRIPTION DIRECT MAIL) COSTS

         Circulation promotion costs are charged to expense upon the release of the campaign.

                           AMERICAN LAWYER MEDIA, L.P.

                                  JUNE 30, 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Machinery and equipment..................................................5 years
Buildings ..............................................................25 years
Furniture and fixtures ..................................................5 years
Computer equipment and software........................................3-5 years

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

                           AMERICAN LAWYER MEDIA, L.P.

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS PAYABLE

         Included in accounts payable are $716,300 of bank overdrafts as of June 30, 1997.

2.        INCOME TAXES

         No provision has been made in the accompanying statements of operations for income taxes since, pursuant to provisions of the Internal Revenue Code, the net loss appearing on the accompanying statements of operations is reportable by each of the partners on their individual tax returns.

3.       DUE TO GENERAL PARTNER

         Due to General Partner consists of borrowings from WCI/AMLAW Inc. and interest accrued thereon. The borrowings bear interest at 1% under prime and do not have a stated maturity date. This amount has been included in long-term liabilities in the accompanying balance sheet since the amount is not intended to be repaid within the next year.

                      NATIONAL LAW PUBLISHING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1997

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



CURRENT ASSETS:                                                                                1997
                                                                                            ----------
   Cash and cash equivalents..............................................................  $      659
   Accounts receivable, net of allowances for doubtful accounts and sales returns
      of $665.............................................................................        7,300
   Inventories, net.......................................................................          879
   Deferred income taxes..................................................................        4,293
   Other current assets...................................................................          714

      Total current assets ...............................................................        13,845
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and
   amortization of $1,993.................................................................         2,615
INTANGIBLE ASSETS, net of accumulated amortization of $11,066.............................       125,591
DEFERRED INCOME TAXES.....................................................................          577
OTHER ASSETS..............................................................................        1,518
                                                                                            -------------
      Total assets .......................................................................  $   144,146
                                                                                            -------------
                                                                                            -------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable ......................................................................  $     1,836
   Accrued expenses ......................................................................        3,903
   Deferred income (including deferred subscription income of $8,671) ....................        9,602
                                                                                            -------------
      Total current liabilities ..........................................................       15,341
                                                                                            -------------
LONG-TERM DEBT ...........................................................................       64,200
                                                                                            -------------
OTHER NONCURRENT LIABILITIES .............................................................        1,601
                                                                                            -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 125,000 shares authorized; 89,609 shares issued and
     outstanding..........................................................................            1
   Paid-in capital........................................................................       66,165
  Accumulated deficit.....................................................................       (3,162)

     Total stockholders' equity...........................................................       63,004
                                                                                            -------------
     Total liabilities and stockholders' equity ..........................................  $   144,146
                                                                                            -------------
                                                                                            -------------


       The accompanying notes are an integral part of this balance sheet.

                      NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997

                                 (IN THOUSANDS)



                                                                        THREE MONTHS               SIX MONTHS
                                                                           ENDED                     ENDED
                                                                       JUNE 30, 1997             JUNE 30, 1997
                                                                     ---------------           ---------------
REVENUES:
   Periodicals
      Advertising..................................................  $       6,599             $      12,948
      Subscription.................................................          2,484                     4,798
   Ancillary products and services.................................          4,197                     7,058
   Internet services...............................................            280                       551
                                                                     ---------------           ---------------
        Total net revenues.........................................         13,560                    25,355
                                                                     ---------------           ---------------
OPERATING EXPENSES:
   Editorial.......................................................          1,568                     2,988
   Production and distribution.....................................          2,659                     4,926
   Selling.........................................................          2,369                     4,489
   General and administrative......................................          2,110                     4,541
   Internet services...............................................            417                       828
   Depreciation and amortization...................................          1,889                     3,779

        Total operating costs and expenses.........................         11,012                    21,551
                                                                     ---------------           ---------------
        Operating income...........................................          2,548                     3,804
INTEREST EXPENSE, NET..............................................         (1,335)                   (2,713)
   Income before income taxes......................................          1,213                     1,091
PROVISION FOR INCOME TAXES.........................................           (499)                   (1,253)
                                                                     ---------------           ---------------
   Net Income/(Loss)...............................................  $         714             $        (162)
                                                                     ---------------           ---------------
                                                                     ---------------           ---------------


        The accompanying notes are an integral part of these statements.

                      NATIONAL LAW PUBLISHING COMPANY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1997

                                 (IN THOUSANDS)




                                          COMMON        PAID-IN         ACCUMULATED          TREASURY
                                          STOCK         CAPITAL          (DEFICIT)            STOCK          TOTAL
                                        --------     ----------      --------------      -------------    -----------

BALANCE AT DECEMBER 31, 1996.........   $     1      $  66,165       $  (3,000)          $    --        $  63,166
         Net Loss....................      --            --               (162)               --            (162)
                                        --------     ----------      --------------      -------------    -----------
BALANCE AT JUNE 30, 1997.............   $     1      $  66,165       $   (3162)          $    --        $  63,004
                                        --------     ----------      --------------      -------------    -----------
                                        --------     ----------      --------------      -------------    -----------



         The accompanying notes are an integral part of this statement.

                      NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997

                                 (IN THOUSANDS)



                                                                                    THREE
                                                                                   MONTHS              SIX MONTHS
                                                                                    ENDED                 ENDED
                                                                                JUNE 30, 1997         JUNE 30, 1997
                                                                               --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income/(loss).......................................................    $    714              $      (162)
   Adjustments to reconcile net loss to net cash provided by operating activities...........................................................
      Depreciation and amortization........................................         1,889                  3,779
      Decrease in deferred income taxes....................................         (650)                     0
      Decrease (increase) in--
        Accounts receivable................................................          (52)                    88
        Inventories........................................................           (7)                   (43)
        Prepaid expenses and other current assets..........................         (137)                    64
        Other assets.......................................................           54                     43
      Increase (decrease) in--
      Accounts payable and accrued expenses................................        1,107                  2,222
      Deferred income......................................................         (414)                   454
      Other noncurrent liabilities.........................................            5                     30
                                                                               --------------        --------------
        Net cash provided by operating activities..........................        2,509                  6,475
                                                                               --------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to furniture, equipment and leasehold improvements............         (136)                  (304)
                                                                               --------------        --------------
        Net cash used in investing activities..............................         (136)                  (304)
                                                                               --------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayments of debt......................................................       (2,000)                (6,100)
                                                                               --------------        --------------
      Net cash used in financing activities ...............................       (2,000)                (6,100)
                                                                               --------------        --------------
      Net increase in cash and cash equivalents............................          373                     71

CASH AND CASH EQUIVALENTS, beginning of period.............................          286                    588
                                                                               --------------        --------------
CASH AND CASH EQUIVALENTS, end of period ..................................    $     659             $      659
                                                                               --------------        --------------
                                                                               --------------        --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for--
   Interest................................................................    $   1,413             $    1,949
                                                                               --------------        --------------
   Income taxes............................................................    $     212             $      212
                                                                               --------------        --------------



         The accompanying notes are an integral part of this statement.

                      NATIONAL LAW PUBLISHING COMPANY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF PRESENTATION

         The unaudited financial statements for the three and six month periods ended June 30, 1997 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for audited financial statements. For further information, reference is made to the financial statements for the fiscal year ended December 31, 1996 and the footnotes related thereto included in American Lawyer Media, Inc.'s 1997 Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results of operations for the full year.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estates.

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

                      NATIONAL LAW PUBLISHING COMPANY, INC.

                                  JUNE 30, 1997


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


DEFERRED SUBSCRIPTION INCOME

         Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $1,422,000 are included in accounts receivable in the accompanying consolidated balance sheet.

EXPENSE RECOGNITION

         ADVERTISING AND PROMOTION COSTS-- Advertising expenditures are expensed when the particular advertisement is released. The Company capitalizes direct response promotion costs. At June 30, 1997 approximately $1,371,000 of direct response promotional costs was recorded in other assets on the accompanying consolidated balance sheet. Advertising expense was approximately $1,000,000 and $1,819,000 for the three and six month periods ended June 30, 1997, respectively. The amortization of direct response promotion expenditures is included in selling expense in the accompanying consolidated statement of operations.

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

                      NATIONAL LAW PUBLISHING COMPANY, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  JUNE 30, 1997


2.       LONG-TERM DEBT

         On December 1, 1995, NLP entered into a revolving credit facility agreement (the "Credit Agreement") with the First National Bank of Boston (the "Bank"), as a lender and as an agent for other lenders, under which NLP Acquisition Co., Inc. ("NAI") borrowed $15,674,061 and The New York Law Publishing Company ("NYLP") borrowed $55,225,939 (aggregating $70,900,000) in connection with Boston Ventures' acquisition of NLP. Upon NAI's merger into NLP, NYLP assumed the $15,674,061 of Bank debt, in the form of a dividend from NYLP to NLP. NLP's borrowing capacity under the Credit Agreement, including cash loans and standby letters of credit of up to $6.0 million, is $70.5 million at June 30, 1997, and decreases semi-annually to $67.0 million at December 31, 1997. As of June 30, 1997, $64.2 million was outstanding under the Credit Agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE HISTORICAL CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q.

OVERVIEW

         In August 1997, the Investors, through ALM (as defined in the American Lawyer Media, Inc.'s Registration Statement on Form S-4 (File No. 333-50117) (the "Registration Statement"), consummated the ALM Acquisition, and in December 1997, ALM consummated the NLP Acquisition. The ALM Acquisition and NLP Acquisition (the "Acquisitions") have been accounted for using the purchase method of accounting. The results of operations of Old ALM have been included in the financial statements of the Company since August 1, 1997, the effective date of the ALM Acquisition, and the results of operations of NLP have been included in the financial statements of the Company since December 22, 1997, the closing date of the NLP Acquisition. As a result, the Acquisitions will prospectively affect the Company's results of operations in certain significant respects. In connection with the ALM Acquisition, the purchase price was $63.0 million and the excess of the purchase price over the book value of net tangible assets acquired was $67.7 million. The aggregate purchase price for the NLP Acquisition was $203.2 million, and the excess of the purchase price over the book value of net tangible assets acquired was $257.6 million. The excess purchase price of both Acquisitions has been allocated to the tangible and intangible assets acquired by the Company based upon their respective fair values as of the applicable acquisition date.

FOR THE SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         The following discussion compares the financial results of the Company for the six months ended June 30, 1998, which includes the financial results of the acquisitions of LegalTech and LCL, to financial information for the six months ended June 30, 1997 which was derived from the combination of Old ALM and NLP. As a result, the financial information for the combined six months ended June 30, 1997 has not been prepared on a basis in conformity with GAAP. The following table presents the calculation for such combined period and for the six months ended June 30, 1998 (in thousands):



                                                                                                             AMERICAN
                                                                                                              LAWYER
                                                   OLD ALM             NLP             COMBINED             MEDIA, INC.
                                                -------------      -------------     -------------      ---------------
                                                                                                            FOR THE SIX
                                                                  FOR THE SIX MONTHS                          MONTHS
                                                                         ENDED                                 ENDED
                                                                     JUNE 30, 1997                         JUNE 30, 1998
                                                --------------------------------------------------      ----------------

OPERATING DATA:
Revenues:
Periodicals
   Advertising................................. $   15,522         $   12,948        $   28,470         $   33,060
   Subscription................................      5,799              4,798            10,597             11,167
Ancillary Products and Services................      3,673              7,058            10,731             13,077
Internet Services..............................      1,896                551             2,447              1,363
                                                ----------         ----------        ----------         ----------
      Total revenues...........................     26,890             25,355            52,245             58,667
                                                ----------         ----------        ----------         ----------
Operating Costs and Expenses:
Editorial......................................      3,385              2,988             6,373              7,140
Production and Distribution....................      6,021              4,926            10,947             12,310
Selling........................................      3,952              4,489             8,441              9,145
General and Administrative.....................      8,390              4,541            12,931             14,472
Internet Services..............................      5,691                828             6,519              2,142
Depreciation and Amortization..................      1,314              3,779             5,093             12,359
                                                ----------         ----------        ----------         ----------
      Total Operating Costs and Expenses.......     28,753             21,551            50,304             57,568
                                                ----------         ----------        ----------         ----------
      Operating income/(loss).................. $   (1,863)      $      3,804       $     1,941        $     1,099
                                                ----------         ----------        ----------         ----------
                                                ----------         ----------        ----------         ----------


         Overview. Net revenues increased by $6.4 million, or 12.3%, from $52.2 million for the six months ended June 30, 1997 to $58.7 million for the six months ended June 30, 1998. Total operating costs and expenses increased $7.3 million, or 14.4%, from $50.3 million for the six months ended June 30, 1997 to $57.6 million for the six months ended June 30, 1998 due to a $7.3 million increase in depreciation and amortization resulting from the ALM Acquisition and the NLP Acquisition. As a result, operating income decreased $0.8 million, or 43.4%, from $1.9 million for the six months ended June 30, 1997 to $1.1 million for the six months ended June 30, 1998, while EBITDA increased $6.4 million, or 91.3%, from $7.0 million for the six months ended June 30, 1997 to $13.4 million for the six months ended June 30, 1998. Internet Services revenues decreased $1.1 million, or 44.3%, from $2.4 million for the six months ended June 30, 1997 to $1.3 million for the six months ended June 30, 1998. Internet Services expenses decreased $4.4 million, or 67.1%, from $6.5 million for the six months ended June 30, 1997 to $2.1 million for the six months ended June 30, 1998. Accordingly, excluding the net operating loss from Internet Services, operating income decreased $4.1 million, or 68.8%, from $6.0 million for the six months ended June 30, 1997 to $1.9 million for the six months ended June 30, 1998, while EBITDA increased $3.1 million, or 28.2%, from $11.1 million to $14.2 million over the same periods.

         Revenues. Advertising revenues increased $4.6 million, or 16.1%, from $28.5 million for the six months ended June 30, 1997 to $33.1 million for the six months ended June 30, 1998. The acquisition of LCL accounted for $1.2 million of this increase. Without LCL, revenues increased $3.3 million, or 11.5%, due principally to an increase in advertising rates as well as an overall increase in advertising pages.

         Subscription revenues increased $0.6 million, or 5.4%, from $10.6 million for the six months ended June 30, 1997 to $11.2 million for the six months ended June 30, 1998. This increase was primarily due to the acquisition of LCL.

         Revenues from ancillary products and services increased $2.3 million, or 21.9%, from $10.7 million for the six months ended June 30, 1997 to $13.1 million for the six months ended June 30, 1998. The additions of LCL and LegalTech accounted for $0.9 million of the increase. The remaining $1.4 million of this increase was due to additional seminars held in the first half of 1998 as well as an increase in the number of book updates released. In addition, a portion of book sales historically recorded in the fourth quarter of 1997 were shipped and included in the first quarter results of 1998.

         Revenues from Internet Services decreased $1.1 million, or 44.3%, from $2.4 million for the six months ended June 30, 1997 to $1.4 million for the six months ended June 30, 1998. This decrease is attributable primarily to the shutdown of Counsel Connect, Old ALM's internet service.

         Operating Expenses. Total operating costs and expenses increased $7.3 million, or 14.4%, from $50.3 million for the six months ended June 30, 1997 to $57.6 million for the six months ended June 30, 1998. This increase is primarily due to a $7.3 million increase in depreciation and amortization resulting from the ALM Acquisition and the NLP Acquisition. The inclusion of $2.0 million in expenses from LCL and LegalTech as well as other normal operating expense increases were offset by the reduction in internet service expenses.

         Editorial expenses increased by $0.8 million, or 12.0%, from $6.4 million for the six months ended June 30, 1997 to $7.1 million for the six months ended June 30, 1998 as a number of key vacant positions were filled. The addition of LCL accounted for $0.1 million of the increase.

         Production and distribution expenses increased $1.4 million, or 12.5%, from $10.9 million for the six months ended June 30, 1997 to $12.3 million for the six months ended June 30, 1998. The addition of LCL and LegalTech accounted for $0.7 million of the increase. The remainder of this increase is primarily the result of the increased book sales as well as higher paper usage at ALM's printing facilities.

         Selling expenses increased $0.7 million, or 8.3%, from $8.4 million for the six months ended June 30, 1997 to $9.1 million for the six months ended June 30, 1998. This increase is primarily the result of the additions of LCL and LegalTech.

         General and administrative expenses increased $1.5 million, or 11.9%, from $12.9 million for the six months ended June 30, 1997 to $14.5 million for the six months ended June 30, 1998. This increase reflects $0.7 million of costs associated with the addition of LCL and LegalTech. The balance of the increase is primarily the result of costs associated with one time charges, transitional factors and salary increases.

         Internet Services expenses decreased $4.4 million, or 67.1%, from $6.5 million for the six months ended June 30, 1997 to $2.1 million for the six months ended June 30, 1998. This decrease is the direct result of the shutdown of Counsel Connect.

         Depreciation and amortization expenses increased $7.3 million, or 142.7%, from $5.1 million for the six months ended June 30, 1997 to $12.4 million for the six months ended June 30, 1998. This increase is primarily due to increased amortization from both the ALM Acquisition and the NLP Acquisition.

         Operating Income. As a result of the above factors, operating income decreased $0.8 million, or 43.4%, from $1.9 million for the six months ended June 30, 1997 to $1.1 million for the six months ended June 30, 1998, while EBITDA increased $6.4 million, or 91.3%, from $7.0 million for the six months ended June 30, 1997 to $13.5 million for the six months ended June 30, 1998. Excluding the LCL and LegalTech acquisitions, EBITDA increased $5.8 million, or 82.8%, from $7.0 million for the six months ended June 30, 1997 to $12.8 million for the six months ended June 30, 1998.

FOR THE THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997

         The following discussion compares the financial results of the Company for the quarter ended June 30, 1998, which includes the financial results of the acquisitions of LegalTech and LCL, to financial information for the quarter ended June 30, 1997 which was derived from the combination of Old ALM and NLP. As a result, the financial information for the combined quarter ended June 30, 1997 has not been prepared on a basis in conformity with GAAP. The following table presents the calculation for such combined period and for the quarter ended June 30, 1998 (in thousands):

                                                                                                        AMERICAN
                                                                                                      LAWYER MEDIA,
                                                  OLD ALM            NLP        COMBINED                   INC.
                                           -----------------   ------------   -----------             --------------
                                                                                                         FOR THE
                                                                FOR THE QUARTER ENDED                 QUARTER ENDED
                                                                    JUNE 30, 1997                      JUNE 30, 1998
                                           ----------------------------------------------             -------------


OPERATING DATA:
Revenues:
Periodicals
   Advertising...........................  $     8,177          $     6,599         $    14,776        $    18,106
      Subscription.......................        3,083                2,484               5,567              6,027
Ancillary Products and Services..........        1,847                4,197               6,044              7,449
Internet Services........................          844                  280               1,124                709
                                                ----------         ----------        ----------         ----------
   Total revenues........................       13,951               13,560              27,511             32,291
                                                ----------         ----------        ----------         ----------
Operating Costs and Expenses:
Editorial................................        1,678                1,568               3,246              3,779
Production and Distribution..............        3,101                2,659               5,760              6,838
Selling..................................        2,064                2,369               4,433              4,895
General and Administrative...............        4,158                2,110               6,268              7,371
Internet Services........................        3,001                  417               3,418              1,032
Depreciation and Amortization............          680                1,889               2,569              6,413
                                                ----------         ----------        ----------         ----------
   Total Operating Costs and
Expenses                                        14,682               11,012              25,694             30,328
                                                ----------         ----------        ----------         ----------
   Operating income/(loss)...............  $      (731)         $     2,548         $     1,817        $     1,963
                                                ----------         ----------        ----------         ----------
                                                ----------         ----------        ----------         ----------


         Overview. Net revenues increased by $4.8 million, or 17.4%, from $27.5 million for the quarter ended June 30, 1997 to $32.3 million for the quarter ended June 30, 1998. Total operating costs and expenses increased $4.6 million, or 18.0%, from $25.7 million for the quarter ended June 30, 1997 to $30.3 million for the quarter ended June 30, 1998 due to a $3.8 million increase in depreciation and amortization resulting from the ALM and NLP acquisitions. As a result, operating income increased only $0.1 million, from $1.8 million for the quarter ended June 30, 1997 to $1.9 million for the quarter ended June 30, 1998, while EBITDA increased $4.0 million, or 91.0%, from $4.4 million for the quarter ended June 30, 1997 to $8.4 million for the quarter ended June 30, 1998. Internet Services revenues decreased $0.4 million, or 36.9%, from $1.1 million for the quarter ended June 30, 1997 to $0.7 million for the quarter ended June 30, 1998. Internet Services expenses decreased $2.4 million, or 69.8%, from $3.4 million for the quarter ended June 30, 1997 to $1.0 million for the quarter ended June 30, 1998. Accordingly, excluding the net operating loss from Internet Services, operating income decreased $1.8 million, or 44.4%, from $4.1 million for the quarter ended June 30, 1997 to $2.3 million for the quarter ended June 30, 1998, while EBITDA increased $2.0 million, or 30.2%, from $6.7 million to $8.7 million over the same periods.

         Revenues. Advertising revenues increased $3.3 million, or 22.5%, from $14.8 million for the quarter ended June 30, 1997 to $18.1 million for the quarter ended June 30, 1998. The acquisition of LCL accounted for $1.2 million of this increase. Without LCL, revenues increased $2.1 million, or 15.0%, due principally to an increase in advertising rates as well as an overall increase in advertising pages.

         Subscription revenues increased $0.5 million, or 8.3%, from $5.6 million for the quarter ended June 30, 1997 to $6.0 million for the quarter ended June 30, 1998. This increase was primarily due to the addition of LCL.

         Revenues from ancillary products and services increased $1.4 million, or 23.2%, from $6.0 million for the quarter ended June 30, 1997 to $7.4 million for the quarter ended June 30, 1998. This increase was due to the additions of LCL and LegalTech as well as an increase in the number of book updates in the quarter.

         Revenues from Internet Services decreased $0.4 million, or 36.9%, from $1.1 million for the quarter ended June 30, 1997 to $0.7 million for the quarter ended June 30, 1998. This decrease is attributable primarily to the shutdown of Counsel Connect, Old ALM's internet service.

         Operating Expenses. Total operating costs and expenses increased $4.6 million, or 18.0%, from $25.7 million for the quarter ended June 30, 1997 to $30.3 million for the quarter ended June 30, 1998. This increase is due to a $3.8 million increase in depreciation and amortization resulting from the ALM and NLP acquisitions as well as the inclusion of $2.0 million in expenses from LCL and LegalTech.

         Editorial expenses increased by $0.5 million, or 16.4%, from $3.2 million for the quarter ended June 30, 1997 to $3.8 million for the quarter ended June 30, 1998 as a number of key vacant positions were filled. The addition of LCL accounted for $0.1 million of the increase.

         Production and distribution expenses increased $1.1 million, or 18.7%, from $5.7 million for the quarter ended June 30, 1997 to $6.8 million for the quarter ended June 30, 1998. The addition of LCL and LegalTech accounted for $0.7 million of the increase. The remainder of this increase is primarily the result of the increased book sales recorded in the second quarter as well as higher paper usage at the Company's printing facilities.

         Selling expenses increased $0.5 million, or 10.4%, from $4.4 million for the quarter ended June 30, 1997 to $4.9 million for the quarter ended June 30, 1998. This increase is primarily the result of the additions of LCL and LegalTech.

         General and administrative expenses increased $1.1 million, or 17.6%, from $6.3 million for the quarter ended June 30, 1997 to $7.4 million for the quarter ended June 30, 1998. This increase reflects $0.7 million of costs associated with the additions of LCL and LegalTech. Transition costs associated with the Company's new corporate structure also contributed to the increase.

         Internet Services expenses decreased $2.4 million, or 69.8%, from $3.4 million for the quarter ended June 30, 1997 to $1.0 million for the quarter ended June 30, 1998. This decrease is the direct result of the shutdown of Counsel Connect.

         Depreciation and amortization expenses increased $3.8 million, or 149.6%, from $2.6 million for the quarter ended June 30, 1997 to $6.4 million for the quarter ended June 30, 1998. This increase is primarily due to increased amortization from both the ALM Acquisition and the NLP Acquisition.

         Operating Income. As a result of the above factors, operating income increased $0.1 million, or 8.0%, from $1.8 million for the quarter ended June 30, 1997 to $1.9 million for the quarter ended June 30, 1998, while EBITDA increased $4.0 million, or 91.0%, from $4.4 million for the quarter ended June 30, 1997 to $8.4 million for the quarter ended June 30, 1998. Excluding the LCL Acquisition and the LegalTech Acquisition, EBITDA increased $3.3 million, or 76.2%, from $4.4 million for the quarter ended June 30, 1997 to $7.7 million for the quarter ended June 30, 1998.

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

         LIQUIDITY. For the purposes of the Senior Notes, the Revolving Credit Facility is a form of Permitted Indebtedness (as defined in the Indenture) and does not contravene the financial restriction regarding incurrence of additional indebtedness. See "Description of Notes--Certain Definitions" in the Registration Statement. The Company's principal sources of funds are anticipated to be cash flows from operating activities, which may be supplemented by borrowings under the Revolving Credit Facility. See "Description of Other Indebtedness--Revolving Credit Facility" in the Registration Statement. Based upon the successful implementation of its strategy, the Company believes that these funds will be sufficient to meet its current and future financial obligations, including the payment of principal and interest on the Senior Notes, working capital, capital expenditures and other obligations. No assurance can be given, however, that this will be the case. The Company's future operating performance and ability to service or refinance the Senior Notes and to repay, extend or refinance the Revolving Credit Facility and any other credit agreements to which it is a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control. See "Risk Factors" in the Registration Statement.

         CAPITAL EXPENDITURES. The Company's operations are not capital intensive. Capital expenditures were $0.6 million for the six months ended June 30, 1998. Capital spending in 1998 is expected to be $3.5 million. This is higher than historical and expected future spending due to the anticipated consolidation of ALM and NLP offices in 1998.

         NET CASH PROVIDED BY OPERATING ACTIVITIES. Net cash provided by operating activities was $3.2 million for the six months ended June 30, 1998 as a net loss of $6.2 million, along with reductions in accounts payable and accrued expenses of $1.2 million and $1.5 million respectively, were more than offset by depreciation and amortization of $12.4 million.

         NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was $32.3 million for the six months ended June 30, 1998. In March 1998, the Company acquired Corporate Presentations, Inc. for $10.8 million in cash and incurred $0.2 million in deal costs. In April 1998, the Company acquired LCL for $20.1 million in cash and incurred $0.5 million of deal costs. In addition, capital expenditures were $0.6 million in the first half of 1998.

         NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities totaled $22.0 million for the quarter ended June 30, 1998 which was the direct result of a $15.0 million capital contribution made by Holdings along with $7.0 million in debt drawn on the Revolving Credit Facility.

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

         None.

ITEM 5.           OTHER INFORMATION.

         None.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits.

                  27.1 Financial Data Schedule for American Lawyer Media, Inc.

         (b) Reports on Form 8-K.

                  None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned thereunto duly authorized.



                                   AMERICAN LAWYER MEDIA, INC.


         August 14, 1998           /s/ William L. Pollak
                                   ---------------------
                                   William L. Pollak
                                   President and Chief Executive Officer


         August 14, 1998           /s/ Anup Bagaria
                                   ---------------------
                                   Anup Bagaria
                                   Vice President