Form 10-Q
period 1998-09-30
AMERICAN LAWYER MEDIA INC
filed 1998-11-12
CIK 1059498

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended September 30, 1998.
|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission file number:  333-50117

                           AMERICAN LAWYER MEDIA, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                   13-3980414
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification
                or organization)                             Number)

                              345 Park Avenue South
                            New York, New York 10010
                    (Address of principal executive offices)
                         Telephone Number (212) 779-9200
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Note: This is a voluntary filing;
registrant not yet subject to Section 13 or 15(d).    Yes |_|         No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.

                  YES |_|                            NO |_|

As of November 1, 1998 there were 100 shares of the registrant's Common Stock outstanding.

                                                           TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I
    FINANCIAL INFORMATION......................................................4
         ITEM 1  FINANCIAL STATEMENTS..........................................4
         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS  OF OPERATIONS...................................33
         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...38

PART II
    OTHER INFORMATION.........................................................38
         ITEM 1  LEGAL PROCEEDINGS............................................38
         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS....................38
         ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................38
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........38
         ITEM 5. OTHER INFORMATION............................................38
         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................38

                         INDEX TO FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

Consolidated Financial Statements of American Lawyer Media, Inc.
    Consolidated Balance Sheets at September 30, 1998 and
         December 31, 1997.....................................................4
    Consolidated Statements of Operations for the Three Months
         and Nine Months Ended September 30, 1998..............................5
    Consolidated Statement of Changes in Stockholder's Equity
         for the Nine Months Ended September 30, 1998..........................6
    Consolidated Statements of Cash Flows for the Three Months
         and Nine Months Ended September 30, 1998..............................7
    Notes to Consolidated Financial Statements at September 30, 1998....... 8-13

Financial Statements of American Lawyer Media, Inc. (Successor to
    ALM Holdings, LLC)
    Consolidated Balance Sheet at September 30, 1997..........................14
    Consolidated Statement of Operations for the Two Months
          Ended September 30, 1997............................................15
    Consolidated Statement of Changes in Stockholder's Equity
          for the Two Months Ended September 30, 1997.........................16
    Consolidated Statement of Cash Flows for the Two Months
          Ended September 30, 1997............................................17
    Notes to the Consolidated Financial Statements at
          September 30, 1997...............................................18-20

Financial Statements of American Lawyer Media, L.P. (Predecessor)
    Statement of Operations for the Seven Months Ended
          July 31, 1997.......................................................21
    Statement of Changes in Partners' Capital and Accumulated
          Deficit for the Seven Months Ended July 31, 1997....................22
    Statement of Cash Flows for the Seven Months Ended
          July 31, 1997.......................................................23
    Notes to the Financial Statements at July 31, 1997.....................24-25

Consolidated Financial Statements of National Law Publishing
    Company, Inc. (Predecessor)
    Consolidated Balance Sheet at September 30, 1997..........................26
    Consolidated Statement of Operations for the Three and
         Nine Month Period Ended September 30, 1997...........................27
    Consolidated Statement of Changes in Stockholders' Equity
         for the Nine Month Period Ended September 30, 1997...................28
    Consolidated Statement of Cash Flows for the Three and
         Nine Month Period Ended September 30, 1997...........................29
    Notes to the Consolidated Financial Statements at
         September 30, 1997................................................30-32

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           AMERICAN LAWYER MEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                           SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                                           ------------------   -----------------
                              ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ................................................   $     617          $   8,962
   Accounts receivable, net of allowance for doubtful accounts ..............      12,326             12,560
      and returns of $3,562 and $3,236, respectively ........................
   Inventories, net .........................................................       1,570              1,482
   Other current assets .....................................................       2,731              3,266
                                                                                ---------          ---------
      Total current assets ..................................................      17,244             26,270
PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization of $2,041 and
   $613, respectively .......................................................       5,636              5,630
INTANGIBLE ASSETS, net of accumulated amortization of
   $10,113 and $1,855, respectively .........................................     155,047            163,305
GOODWILL, net of accumulated amortization of $9,630 and
   $498, respectively .......................................................     182,372            159,623
DEFERRED FINANCING COSTS net of accumulated
   amortization of $627 and $0, respectively ................................       7,136              6,252
DEFERRED INCOME TAXES .......................................................       2,878              2,934
OTHER ASSETS ................................................................         278                158
                                                                                ---------          ---------
      Total assets ..........................................................   $ 370,591          $ 364,172
                                                                                =========          =========
               LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable .........................................................   $   2,495          $   3,466
   Accrued expenses .........................................................      10,553             12,004
   Accrued interest payable .................................................       5,267                474
   Deferred income (including deferred subscription income of
      $17,074 and $16,502, respectively) ....................................      19,224             17,172
                                                                                ---------          ---------
      Total current liabilities .............................................      37,539             33,116
                                                                                ---------          ---------
SENIOR NOTES ................................................................     175,000            175,000
                                                                                ---------          ---------
DEFERRED INCOME TAXES .......................................................      48,835             51,515
                                                                                ---------          ---------
OTHER NONCURRENT LIABILITIES (included deferred
   subscription income of $446 and $312, respectively) ......................       3,345              3,363
                                                                                ---------          ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock - $.01 par value; 1,000 shares authorized; 100 issued and outstanding at September 30, 1998 and December 31, 1997
   Paid-in-capital ..........................................................     123,775            108,775
   Accumulated deficit ......................................................     (17,903)            (7,597)
                                                                                ---------          ---------
      Total stockholders' equity ............................................     105,872            101,178
                                                                                ---------          ---------
      Total liabilities and stockholder's equity ............................   $ 370,591          $ 364,172
                                                                                =========          =========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                           AMERICAN LAWYER MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                 THREE MONTHS      NINE MONTHS
                                                     ENDED            ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,
                                                     1998             1998
                                                   --------          --------
NET REVENUES:
   Periodicals
      Advertising ..............................   $ 16,750          $ 49,810
      Subscription .............................      5,763            16,930
   Ancillary Products and Services .............      6,055            19,132
   Internet Services ...........................        650             2,014
                                                   --------          --------
      Total net revenues .......................     29,218            87,886
                                                   --------          --------
OPERATING EXPENSES:
   Editorial ...................................      4,028            11,169
   Production and Distribution .................      6,494            18,804
   Selling .....................................      4,383            13,528
   General and Administrative ..................      6,948            21,421
   Internet Services ...........................      1,207             3,349
   Depreciation and Amortization ...............      6,438            18,797
                                                   --------          --------
      Total operating expenses .................     29,498            87,068
                                                   --------          --------
      Operating income (loss) ..................       (280)              818

INTEREST EXPENSE, net ..........................     (4,697)          (13,707)
                                                   --------          --------

   Loss before income taxes ....................     (4,977)          (12,889)

BENEFIT FOR INCOME TAXES .......................        836             2,583
                                                   --------          --------
   Net loss ....................................   $ (4,141)         $(10,306)
                                                   ========          ========


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                         COMMON STOCK
                                                       ---------------   ADDITIONAL
                                                                  PAR     PAID-IN     ACCUMULATED
                                                       SHARES    VALUE    CAPITAL       DEFICIT         TOTAL
                                                       ------    -----    -------       -------         -----
BALANCE AT DECEMBER 31, 1997 .....................      100        $--   $ 108,775    $  (7,597)     $ 101,178

Net Loss .........................................       --                     --      (10,306)       (10,306)
Capital Contribution .............................       --         --      15,000           --         15,000
                                                       ------    -----    -------       -------         -----
BALANCE AT SEPTEMBER 30, 1998 ....................      100        $--   $ 123,775    $ (17,903)     $ 105,872
                                                       ======    =====   =========    =========      =========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)

                                                                                       THREE MONTHS             NINE MONTHS
                                                                                           ENDED                   ENDED
                                    ASSETS                                           SEPTEMBER 30, 1998        SEPTEMBER 30, 1998
                                                                                     ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ..........................................................                $ (4,141)                 $(10,306)
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities
      Depreciation and amortization .....................................                   6,438                    18,797
      Decrease (increase) in -
           Accounts receivable, net .....................................                   1,141                     2,015
           Inventories ..................................................                     (60)                       77
           Other current assets .........................................                     112                       589
           Deferred financing costs .....................................                     206                      (884)
           Other assets .................................................                     (73)                      (64)
      Increase (decrease) in -
           Accounts payable .............................................                    (347)                   (1,575)
           Accrued expenses .............................................                    (595)                   (2,303)
           Accrued interest payable .....................................                   4,390                     4,793
           Deferred income ..............................................                     (45)                      649
           Other noncurrent liabilities .................................                    (983)                   (2,698)
                                                                                         --------                  --------
           Total adjustments ............................................                  10,184                    19,396
                                                                                         --------                  --------
           Net cash provided by operating activities ....................                   6,043                     9,090
                                                                                         --------                  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ..............................................                    (405)                     (963)
      Purchase of business:
           Working capital, other than cash .............................                                               426
           Property plant and equipment .................................                                              (450)
           Cost in excess of net assets of company acquired .............                     100                   (31,880)
           Acquisition related costs and expenses .......................                                               432
                                                                                         --------                  --------
           Net cash used in investing activities ........................                    (305)                  (32,435)
                                                                                         --------                  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Capital contribution ..............................................                      --                    15,000
      Net Repayments on revolver ........................................                  (7,000)                       --
                                                                                         --------                  --------
           Net cash (used in) provided by financing activities ..........                  (7,000)                   15,000
                                                                                         --------                  --------
           Net decrease in cash and cash equivalents ....................                  (1,262)                   (8,345)
CASH AND CASH EQUIVALENTS, beginning of period ..........................                   1,879                     8,962
                                                                                         --------                  --------
CASH AND CASH EQUIVALENTS, end of period ................................                $    617                  $    617
                                                                                         ========                  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
      Cash paid during the period for -
           Income taxes .................................................                $     25                  $    280
                                                                                         ========                  ========
           Interest .....................................................                $    105                  $  8,402
                                                                                         ========                  ========

                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1. ACQUISITIONS

      Pursuant to an Asset Purchase Agreement dated as of September 30, 1998, among Corporate Presentations, Inc., its sole stockholder and LegalTech, LLC, a wholly-owned indirect subsidiary of American Lawyer Media, Inc., LegalTech, LLC agreed to purchase substantially all of the assets and assume certain of the liabilities of Corporate Presentations, Inc. for approximately $10.8 million (the "LegalTech Acquisition"). Corporate Presentations, Inc. is a producer of trade shows and conferences for the legal community. For advisory services rendered to the Company (as defined below) in connection with the LegalTech Acquisition, the Company paid WP Management Partners, LLC ("WPMP") an affiliate of American Lawyer Media Holdings, Inc. ("Holdings"), a fee of 1% of the purchase price of the LegalTech Acquisition.

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

      The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the LegalTech Acquisition and the LCL Acquisition had occurred on January 1, 1998 (in thousands):

                                                             FOR THE NINE MONTHS
                                                              SEPTEMBER 30, 1998
                                                             -------------------
Net revenues .........................................           $ 91,926
Net loss .............................................           $ (9,848)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include the accounts of American Lawyer Media, Inc. and its wholly-owned subsidiaries, ALM, LLC, Counsel Connect, LLC, National Law Publishing Company, Inc. ("NLP") and ALM IP, LLC, which, unless the context otherwise requires, are collectively referred to herein as the

                           AMERICAN LAWYER MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation (continued)

"Company". The accounts of NLP include its wholly-owned subsidiaries, NLP IP Company and LegalTech LLC. Intercompany transactions and balances have been eliminated in consolidation.

      The unaudited consolidated financial statements for the three and nine month periods ended September 30, 1998 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for audited financial statements.

      For further information, reference is made to the consolidated financial statements for the fiscal year ended December 31, 1997 and the footnotes related thereto included in the Company's 1997 Annual Report on Form 10-K from which the December 31, 1997 balances presented herein have been derived. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results of operations for the full year.

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

      Ancillary Products and Services revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books, seminar and conference income, income from a daily fax service of court decisions and income from electronic products. Printing revenue is recorded upon shipment. Book revenues are

                           AMERICAN LAWYER MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar and conferences revenues are recognized when the seminar or conference is held. Daily fax service revenue is recognized upon fulfillment of orders. Income from electronic products is recognized monthly as the service is provided.

      Internet Services revenues consist primarily of revenues from subscriptions and advertising. Internet subscription income is recognized on a pro-rata basis over the life of a subscription, generally one year. Internet advertising revenues are recognized upon the release of an advertisement on the website.

Deferred Subscription Income

      Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,460,000 and $1,772,000 are included in accounts receivable in the accompanying consolidated September 30, 1998 and December 31, 1997 balance sheets, respectively.

Advertising and Promotion Costs

      Advertising and promotion expenditures, which totaled approximately $1,272,000 and $4,035,000 for the three and nine month periods ended September 30, 1998, respectively, are expensed as the related advertisements or campaigns are released.

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


Buildings ....................................................         25 years
Furniture, machinery and equipment ...........................         5-9 years
Computer equipment and software ..............................         3-6 years

                           AMERICAN LAWYER MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant and Equipment (continued)

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

Income Taxes

      Deferred income taxes are provided for the temporary differences between the financial reporting and the tax basis of the Company's assets and liabilities and principally consist of nondeductible goodwill and identified intangibles relating to NLP, accelerated depreciation, allowance for doubtful accounts, certain accrued liabilities not currently deductible for tax purposes and net operating loss carry forwards.

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

                           AMERICAN LAWYER MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1998

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

      SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 cannot be applied retroactively. SFAS 133 must be applied to (a) derivative instruments, and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

      The Company currently does not have any derivative instruments, and therefore the Company believes that SFAS 133 will have no impact.

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

      On March 25, 1998, Holdings and the Company (as the "Borrower") entered into a credit agreement with various banks that established a combined revolving loan commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Financing costs associated with the Revolving Credit Facility have been capitalized and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by Holdings and, on a joint and several basis, by all subsidiaries of the Company. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its domestic subsidiaries, including a pledge of the equity securities of such subsidiaries, and a pledge by Holdings of all of the stock of the Company. The Revolving Credit Facility bears interest at a fluctuating rate determined by reference to
(i) the Base Rate (as defined in the Revolving Credit Facility) plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar Rate (as defined in the Revolving Credit Facility) plus a margin ranging from 1.25% to 2.5%, as the case may be. The applicable margin is based on the Company's consolidated total leverage ratio. The Base Rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar Rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market in an aggregate principal amount approximately equal to the amount of the loan made to the Company, and (ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. The Company is also required to pay customary

                           AMERICAN LAWYER MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1998

3. DEBT (continued)

fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees, and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility includes both affirmative and negative covenants that include meeting certain financial ratios. As of September 30, 1998, there is no debt outstanding under the Revolving Credit Facility.

4. INCOME TAXES

      The federal income tax provision (benefit) was recorded in the accompanying statement of operations, reflecting the fact that the Company files a consolidated return with its parent, Holdings.

                           AMERICAN LAWYER MEDIA, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

                                     ASSETS

CURRENT ASSETS:
     Cash and cash equivalents ........................................................   $    198
     Accounts receivable, net of allowance for doubtful accounts of $1,875 ............      5,822
     Due from American Lawyer Media Holdings, Inc. ....................................        500
     Inventories, net .................................................................        465
     Other current assets .............................................................        726
                                                                                          --------
           Total Current Assets .......................................................      7,711
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $210 ................      5,029
INTANGIBLE ASSETS AND GOODWILL, net of accumulated amortization of $1,128 .............     66,557
OTHER ASSETS ..........................................................................        119
                                                                                          --------
     Total Assets .....................................................................   $ 79,416
                                                                                          ========

                                       LIABILITIES AND STOCKHOLDER'S EQUITY
                                       ------------------------------------

CURRENT LIABILITIES:
     Accounts payable .................................................................   $    528
     Accrued expenses .................................................................     11,689
     Deferred income (including deferred subscription income of $7,147) ...............      7,818
     Notes payable ....................................................................     64,061
                                                                                          --------
     Total Current Liabilities ........................................................     84,096
                                                                                          --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
     Common Stock - $.01 par value; 1,000 shares authorized; 100 issued and outstanding         --
     Accumulated Deficit ..............................................................     (4,680)
                                                                                          --------
           Total Stockholder's Equity .................................................     (4,680)
                                                                                          --------
     Total Liabilities and Stockholder's Equity .......................................   $ 79,416
                                                                                          ========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                           AMERICAN LAWYER MEDIA, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                   FOR THE TWO MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

NET REVENUES:
      Periodicals
           Advertising ........................................        $  4,997
           Subscription .......................................           1,894
      Ancillary Products and Services .........................           1,371
                                                                       --------
                     Total Net Revenues .......................           8,262
                                                                       --------
OPERATING EXPENSES:
           Editorial ..........................................           1,154
           Production and Distribution ........................           1,980
           Selling ............................................           1,326
           General and Administrative .........................           2,882
           Depreciation and Amortization ......................           1,338
           Shutdown of Internet Services ......................           3,701
                                                                       --------
                     Total Operating Expenses .................          12,381
                                                                       --------
                     Operating Loss ...........................          (4,119)
INTEREST EXPENSE ..............................................             561
                                                                       --------
                     Net Loss .................................        $ (4,680)
                                                                       ========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                           AMERICAN LAWYER MEDIA, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

                   FOR THE TWO MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)


                                                         COMMON STOCK
                                                    ---------------------
                                                                     PAR           ACCUMULATED
                                                    SHARES          VALUE            DEFICIT             TOTAL
                                                    ------          -----            -------             -----
BALANCE AT INCEPTION.............................      --       $    --             $      --        $      --
      Common Stock Issued........................     100            --
      Net loss...................................      --            --                (4,680)          (4,680)
                                                  -------       -------             ---------        ---------
BALANCE AT SEPTEMBER 30, 1997....................     100       $    --             $  (4,680)       $  (4,680)
                                                  =======       =======             =========        =========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                           AMERICAN LAWYER MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE TWO MONTHS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss ..................................................................   $ (4,680)
                                                                                     --------
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation and amortization .............................................      1,338
       Allowance for doubtful accounts ...........................................        214
   Decrease (increase) in -
       Accounts receivable and due from affiliates ...............................       (534)
       Inventories ...............................................................        (66)
       Other current assets ......................................................       (115)
       Other assets ..............................................................         37
   Increase (decrease) in -
       Accounts payable ..........................................................       (216)
       Accrued expenses ..........................................................      3,939
       Deferred income ...........................................................       (275)
                                                                                     --------
           Total adjustments .....................................................      4,322
                                                                                     --------
           Net cash provided by operating activities .............................       (358)
                                                                                     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..........................................................        (90)
   Purchase of business:
       Working capital, other than cash ..........................................      6,125
       Plant, property and equipment .............................................     (4,704)
       Cost in excess of net tangible assets of acquired company .................    (67,685)
       Other noncurrent assets ...................................................       (156)
       Acquisition reserve .......................................................      3,005
                                                                                     --------
           Net cash used in investing activities .................................    (63,505)
                                                                                     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings from affiliate .....................................................     32,268
   Borrowings from former owner of Old ALM .......................................     31,793
                                                                                     --------
           Net cash provided by financing activities .............................     64,061
                                                                                     --------
           Net increase in cash ..................................................        198

CASH, at inception ...............................................................         --
                                                                                     --------
CASH, end of period ..............................................................   $    198
                                                                                     ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Presentation

      The unaudited financial statements for the two months ended September 30, 1997 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the financial statements for the fiscal year ended December 31, 1997 and the footnotes related thereto included in American Lawyer Media, Inc.'s 1997 Annual Report on form 10-K. The results of operations for the two months ended September 30, 1997 are not necessarily indicative of the results of operations for the full year.

Revenue Recognition

      Periodical Advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in the Company's publications. Advertising revenue is recognized upon release of the related publications to subsidiaries. Allowances for estimated doubtful accounts are provided based upon historical experience.

      Periodical Subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

      Ancillary products and services revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books and directories, Lexis/Nexis royalty income, seminar income, and income from a daily fax service of court decisions.

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

                           AMERICAN LAWYER MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories

      Inventories consist principally of paper utilized by the Company and its outside printers and professional books published and sold by the Company. Inventories are stated at the lower of cost or market.

Property, Plant And Equipment

      Property, plant and equipment is stated at net carrying value as of the date of acquisition. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Buildings ........................................................    25 years
Furniture, machinery and equipment ...............................     5 years
Computer equipment and software ..................................   3-5 years

      Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life. The cost and accumulated depreciation of property sold or retired are removed from the accounts upon disposition.

2. SHUTDOWN OF INTERNET SERVICES

      Since its inception, Counsel Connect has incurred substantial operating losses. The Company has determined that it will cease to operate Counsel Connect and has begun the wind down of its operations. Staff reductions and curtailments of operating activities have already taken place commencing with the acquisition of Old ALM in August, 1997. In connection with the pending NLP Acquisition, the Company will acquire Law Journal EXTRA!, a legal Internet site. The Company will transfer certain Counsel Connect assets (e.g., trade name, customer lists) to a new combined service. The accompanying statements of operations included a net expense of $3,701,000 related to the shutdown of Counsel Connect. This amount includes Counsel Connect revenues and expenses before depreciation of $487,000 and $1,188,000 and a provision of $3,000,000 to cover severance costs of $200,000, uncollectible receivables of $500,000, writedown of computer and network equipment of $2,000,000 and termination of contracts related to network services which provided Internet access of $300,000. The provision is a preliminary estimate of the total costs associated with these items.

      The net assets of Counsel Connect at September 30, 1997, principally consist of the following (In Thousands):

Accounts receivable, net of allowance for doubtful accounts .........     $1,164
Property, plant and equipment, net of accumulated depreciation ......      2,720
Accounts payable and accrued expenses ...............................        720
Due to ALM ..........................................................      8,820

3. NOTES PAYABLE

      The Company financed the acquisition of Old ALM through two promissory notes. The first note of $32.0 million is a subordinated demand note payable to Wasserstein and Co., Inc. The note accrues interest at 9% and is due upon demand. The second promissory note of $31.5 million is payable to the former partners of Old ALM. The note accrues interest at 10% and matures on December 31, 1997.

                           AMERICAN LAWYER MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1997

4. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 107--FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expends, and notes payable. The carrying amount of these accounts approximates fair value.

                           AMERICAN LAWYER MEDIA, L.P.

                             STATEMENT OF OPERATIONS

                    FOR THE SEVEN MONTHS ENDED JULY 31, 1997
                                 (IN THOUSANDS)

NET REVENUES:
      Periodicals
           Advertising ......................................          $ 18,146
           Subscription .....................................             6,719
      Ancillary Products and Services .......................             4,532
      Internet Services .....................................             2,148
                                                                       --------
           Total net revenues ...............................            31,545
OPERATING EXPENSES:
      Editorial .............................................             4,023
      Production and Distribution ...........................             6,919
      Selling ...............................................             4,640
      General and Administrative ............................             9,531
      Internet Services .....................................             6,464
      Depreciation and Amortization .........................             1,590
                                                                       --------
           Total operating expenses .........................            33,167
                                                                       --------
           Operating loss ...................................            (1,622)
                                                                       --------
INTEREST EXPENSE, NET .......................................             1,420
                                                                       --------
           Net Loss (Note 2) ................................          $ (3,042)
                                                                       ========
         The accompanying notes to financial statements are an integral part of this statement.

                           AMERICAN LAWYER MEDIA, L.P.

                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                             AND ACCUMULATED DEFICIT

                    FOR THE SEVEN MONTHS ENDED JULY 31, 1997
                                 (IN THOUSANDS)

                                                                                            PARTNERS'
                                                       CONTRIBUTED                         ACCUMULATED
                                                         CAPITAL           NET LOSS          DEFICIT
                                                        -------            --------         --------
BALANCE AT DECEMBER 31, 1996........................    $31,677            $(57,977)        $(26,300)
    Net Loss........................................         --              (3,042)          (3,042)
                                                        -------            --------         --------
BALANCE AT JULY 31, 1997............................    $31,677            $(61,019)        $(29,342)
                                                        =======            ========         ========

       The accompanying notes to financial statements are an integral part of this statement.

                           AMERICAN LAWYER MEDIA, L.P.

                             STATEMENT OF CASH FLOWS

                    FOR THE SEVEN MONTHS ENDED JULY 31, 1997
                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss ...................................................................   $(3,042)
                                                                                  -------
   Adjustments to reconcile net loss to net cash used in operating activities -
       Depreciation and amortization ..........................................     1,590
       Interest expense .......................................................     1,420
       Allowance for doubtful accounts ........................................       304
       Decrease (increase) in -
       Accounts receivable and due from affiliate .............................     1,057
       Inventories ............................................................       121
       Other current assets ...................................................       (21)
       Other assets ...........................................................       (56)
   Increase (decrease) in -
       Accounts payable .......................................................    (1,137)
       Accrued expenses .......................................................      (998)
       Deferred income ........................................................        85
                                                                                  -------
            Total adjustments .................................................     2,365
                                                                                  -------
            Net cash used in operating activities .............................      (677)
                                                                                  -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .......................................................    (1,971)
                                                                                  -------
            Net cash used in investing activities .............................    (1,971)
                                                                                  -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings from general partner ........................................     3,173
                                                                                  -------
       Net cash provided by  financing activities .............................     3,173
                                                                                  -------
       Net increase in cash ...................................................       525
CASH, beginning of period .....................................................        90
                                                                                  -------
CASH, end of period ...........................................................   $   615
                                                                                  =======

              The accompanying notes to financial statements are an
                        integral part of this statement.

                           AMERICAN LAWYER MEDIA, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JULY 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Presentation

      The unaudited financial statements for the seven months ended July 31, 1997 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. For further information, reference is made to the financial statements for the fiscal year ended December 31, 1996 and the footnotes related thereto included in American Lawyer Media, Inc.'s 1997 Annual Report on Form 10-K. The results of operations for the seven months ended July 31, 1997 are not necessarily indicative of the results of operations for the full year.

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

      Ancillary Products and Services revenues consist principally of third-party printing services, newsletter subscriptions, sales of professional books and directories, Lexis/Nexis royalty income, seminar income, and a daily fax service of court decisions.

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

                           AMERICAN LAWYER MEDIA, L.P.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  JULY 31, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Machinery and equipment ...................................            5 years
Buildings .................................................            25 years
Furniture and fixtures ....................................            5 years
Computer equipment and software ...........................            3-5 years

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

4. STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 107--FAIR VALUE OF FINANCIAL INSTRUMENTS

      The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and due to general partner. The carrying amount of these accounts approximates fair value.

                      NATIONAL LAW PUBLISHING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

                                     ASSETS
CURRENT ASSETS:
    Cash and cash equivalents ...........................................................   $    714
    Accounts receivable, net of allowance for doubtful accounts and sales returns of $851      6,945
    Inventories, net ....................................................................        877
    Deferred tax benefits ...............................................................      2,373
    Prepaid expenses and other current assets ...........................................        617
                                                                                            --------
         Total current assets ...........................................................     11,526
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, net ....................................      2,566
INTANGIBLE ASSETS, net ..................................................................    123,857
OTHER ASSETS ............................................................................      1,664
                                                                                            --------
         Total assets ...................................................................   $139,613
                                                                                            ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable and accrued expenses ...............................................   $  3,751
    Deferred revenue ....................................................................      9,473
                                                                                            --------
         Total current liabilities ......................................................     13,224
                                                                                            --------
LONG-TERM DEBT ..........................................................................     62,300
DEFERRED INCOME TAXES ...................................................................        428
                                                                                            --------
OTHER NONCURRENT LIABILITIES ............................................................      1,630
                                                                                            --------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value; 125,000 shares authorized; 89,609 shares issued and
    outstanding .........................................................................          1
    Additional paid-in capital ..........................................................     66,165
    Accumulated deficit .................................................................     (4,135)
                                                                                            --------
         Total stockholders' equity .....................................................     62,031
                                                                                            --------
         Total liabilities and stockholders' equity .....................................   $139,613
                                                                                            ========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                      NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

          FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

                                                  THREE MONTHS     NINE MONTHS
                                                      ENDED            ENDED
                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                     1997              1997
REVENUES:
    Periodicals
         Advertising ..........................    $  6,615         $ 19,563
         Subscriptions ........................       2,578            7,376
    Ancillary Products and Services ...........       3,061           10,119
    Internet services .........................         280              831
                                                   --------         --------
         Total revenues .......................      12,534           37,889
                                                   --------         --------
OPERATING COSTS AND EXPENSES:
    Editorial .................................       1,458            4,446
    Production and Distribution ...............       2,387            7,313
    Selling ...................................       2,047            6,536
    General and Administrative ................       2,067            6,608
    Internet Services .........................         405            1,233
    Depreciation and Amortization .............       1,892            5,671
                                                   --------         --------
         Total operating costs and expenses ...      10,256           31,807
                                                   --------         --------
         Operating income .....................       2,278            6,082

INTEREST EXPENSE, NET .........................      (1,252)          (3,965)
                                                   --------         --------
INCOME BEFORE INCOME TAXES ....................       1,026            2,117

PROVISION FOR INCOME TAXES ....................      (2,000)          (3,253)
                                                   --------         --------
NET (LOSS) ....................................    $   (974)        $ (1,136)
                                                   ========         ========
         The accompanying notes to consolidated financial statements are an integral part of this statement.

                      NATIONAL LAW PUBLISHING COMPANY, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                   NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

                                                                      Additional
                                                          Common       Paid-in    Accumulated    Treasury
                                                          Stock        Capital      Deficit        Stock           Total
                                                         ---------    ---------    ---------     ---------        ---------
BALANCE, January 1, 1997.............................    $       1    $  66,165    $  (2,999)    $      --        $  63,167
    Net (loss) for the nine month period ended
    September 30, 1997...............................           --           --       (1,136)           --           (1,136)
                                                         ---------    ---------    ---------     ---------        ---------
BALANCE, September 30, 1997..........................    $       1    $  66,165    $  (4,135)    $      --        $  62,031
                                                         =========    =========    =========     =========        =========

           The accompanying notes to consolidated financial statements are an integral part of this statement.

                      NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

          FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997
                                 (IN THOUSANDS)

                                                                                  Three Months Ended        Nine Months Ended
                                                                                  September 30, 1997        September 30, 1997
                                                                                  ------------------        ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) .............................................................           $  (974)                   $(1,136)
                                                                                       -------                    -------
       Adjustments to reconcile net (loss) to net cash provided by operating activities -
         Depreciation and amortization .....................................             1,892                      5,671
         Deferred income taxes .............................................             2,925                      2,925
         Changes in operating assets and liabilities -
            Decrease in accounts receivable ................................               355                        443
            Decrease (increase) in inventories .............................                 2                        (41)
            Decrease in prepaid expenses and other current assets ..........                97                        161
            (Increase) in other assets .....................................              (146)                      (103)
            (Decrease) increase in accounts payable and accrued expenses ...            (1,987)                       235
            (Decrease) increase in other noncurrent liabilities ............              (100)                       384
                                                                                       -------                    -------
               Net cash provided by operating activities ...................             2,064                      8,539
                                                                                       -------                    -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to furniture, equipment and leasehold improvements ...........              (109)                      (413)
                                                                                       -------                    -------
               Net cash used in investing activities .......................              (109)                      (413)
                                                                                       -------                    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net repayments on line of credit .......................................            (1,900)                    (8,000)
                                                                                       -------                    -------
               Net cash used in financing activities .......................            (1,900)                    (8,000)
                                                                                       -------                    -------
               Net increase in cash and cash equivalents ...................                55                        126

CASH AND CASH EQUIVALENTS, beginning of period .............................               659                        588
                                                                                       -------                    -------
CASH AND CASH EQUIVALENTS, end of period ...................................           $   714                    $   714
                                                                                       =======                    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for -

       Interest ............................................................           $ 2,147                    $ 4,096
                                                                                       =======                    =======
       Income taxes ........................................................           $   119                    $   331
                                                                                       =======                    =======

           The accompanying notes to consolidated financial statements are an integral part of this Statement.

                      NATIONAL LAW PUBLISHING COMPANY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Presentation

      The unaudited financial statements for the three and nine month periods ended September 30, 1997 have been prepared in accordance with the instructions to Form 10-Q and include, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for such periods. They do not, however, include all of the information and disclosures required by generally accepted accounting principles for audited financial statements. For further information, reference is made to the financial statements for the fiscal year ended December 31, 1996 and the footnotes related thereto included in American Lawyer Media, Inc.'s 1997 Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results of operations for the full year.

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

      Ancillary Products and Services revenues consist principally of newsletter subscriptions, sales of professional books, seminar income and income from electronic products. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar revenues are recognized when the seminar is held. Income from electronic products is recognized monthly as the service is provided.

      Internet Services revenues consist primarily of revenues from subscriptions and advertising. Internet subscription income is recognized on a pro-rata basis over the life of a subscription, generally one year. Internet advertising revenues are recognized upon the release of an advertisement on the website.

                      NATIONAL LAW PUBLISHING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Subscription Income

      Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $1,290,000 are included in accounts receivable in the accompanying consolidated balance sheet as of September 30, 1997.

Expense Recognition

      Advertising and Promotion Costs - Advertising expenditures are expensed when the particular advertisement is released. The Company capitalizes direct response promotion costs. At September 30, 1997 approximately $1,519,000 of direct response promotional costs net of accumulated amortization of $1,105,000 was recorded in other assets on the accompanying consolidated balance sheet. Advertising expense was approximately $770,000 and $2,589,000 for the three and nine month periods ended September 30, 1997, respectively. The amortization of direct response promotion expenditures is included in selling expense in the accompanying consolidated statement of operations.

      Editorial Costs - All editorial costs are expensed as incurred.

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

Reclassification

      Certain amounts contained in the accompanying statements have been reclassified to conform with current year presentation.

                      NATIONAL LAW PUBLISHING COMPANY, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1997

2. LONG-TERM DEBT

      On December 1, 1995, NLP entered into a revolving credit facility agreement (the "Credit Agreement") with the First National Bank of Boston (the "Bank"), as a lender and as an agent for other lenders, under which NLP Acquisition Co., Inc. ("NAI") borrowed $15,674,061 and The New York Law Publishing Company ("NYLP") borrowed $55,225,939 (aggregating $70,900,000) in connection with Boston Ventures' acquisition of NLP. Upon NAI's merger into NLP, NYLP assumed the $15,674,061 of Bank debt, in the form of a dividend from NYLP to NLP. NLP's borrowing capacity under the Credit Agreement, including cash loans and standby letters of credit of up to $6.0 million, is $70.5 million at September 30, 1997, and decreases semi-annually to $67.0 million at December 31, 1997. As of September 30, 1997, $62.3 million was outstanding under the Credit Agreement.

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

      ANY STATEMENTS IN THIS QUARTERLY REPORT CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; TOGETHER WITH OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN THE LEVELS OF ADVERTISING REVENUES, CHANGES AND DELAYS IN NEW PRODUCT INTRODUCTION, CUSTOMER ACCEPTANCE OF NEW PRODUCTS, GENERAL ECONOMIC CONDITIONS, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

      In August 1997, the Investors, through ALM (as defined in the Holding's Registration Statement on Form S-4 (File No. 333-50119) (the "Registration Statement"), consummated the acquisition of substantially all of the public-related assets and assumption of certain of the liabilities American Lawyer Media, L.P. ("Old ALM"), referred to herein as the ALM Acquisition, and in December 1997, ALM consummated the NLP Acquisition. The ALM Acquisition and NLP Acquisition (the "Acquisitions") have been accounted for using the purchase method of accounting. The results of operations of Old ALM have been included in the financial statements of the Company since August 1, 1997, the effective date of the ALM Acquisition, and the results of operations of NLP have been included in the financial statements of the Company since December 22, 1997, the closing date of the NLP Acquisition. As a result, the Acquisitions will prospectively affect the Company's results of operations in certain significant respects. In connection with the ALM Acquisition, the purchase price was $63.0 million and the excess of the purchase price over the book value of net tangible assets acquired was $67.7 million. The aggregate purchase price for the NLP Acquisition was $203.2 million, and the excess of the purchase price over the book value of net tangible assets acquired was $257.6 million. The excess purchase price of both Acquisitions has been allocated to the tangible and intangible assets acquired by the Company based upon their respective fair values as of the applicable acquisition date.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

      The following discussion compares the financial results of the Company for the nine months ended September 30, 1998, which includes the financial results of the acquisitions of LegalTech and LCL, to financial information for the nine months ended September 30, 1997 which was derived from the combination of Old ALM, ALM, and NLP. As a result, the financial information for the combined nine months ended September 30, 1997 has not been prepared on a basis in conformity with GAAP. The following table presents the calculation for such combined period and for the nine months ended September 30, 1998 (in thousands):

                                                                                                                          AMERICAN
                                                                                                           COMBINED        LAWYER
                                                          OLD ALM                            NLP FOR        FOR THE      MEDIA, INC.
                                                           FOR 7            ALM FOR 2       THE NINE         NINE       FOR THE NINE
                                                           MONTHS            MONTHS          MONTHS         MONTHS         MONTHS
                                                           ENDED             ENDED           ENDED           ENDED         ENDED
                                                          JULY 31,          SEPTEMBER       SEPTEMBER      SEPTEMBER     SEPTEMBER
                                                            1997            30, 1997        30, 1997        30, 1997      30, 1998
OPERATING DATA:
Revenues:
Periodicals
      Advertising ................................        $ 18,146         $  4,997         $ 19,563        $ 42,706      $ 49,810
      Subscription ...............................           6,719            1,894            7,376          15,989        16,930
Ancillary Products and Services ..................           4,532            1,371           10,119          16,022        19,132
Internet Services ................................           2,148               --              831           2,979         2,014
                                                          --------         --------         --------        --------      --------
           Total revenues ........................          31,545            8,262           37,889          77,696        87,886
                                                          --------         --------         --------        --------      --------
Operating Costs and Expenses:
Editorial ........................................           4,023            1,154            4,446           9,623        11,169
Production and Distribution ......................           6,919            1,980            7,313          16,212        18,804
Selling ..........................................           4,640            1,326            6,536          12,502        13,528
General and Administrative .......................           9,531            2,882            6,608          19,021        21,421
Internet Services ................................           6,464            3,701            1,233          11,398         3,349
Depreciation and Amortization ....................           1,590            1,338            5,671           8,599        18,797
                                                          --------         --------         --------        --------      --------
           Total Operating Costs
           and Expenses ..........................          33,167           12,381           31,807          77,355        87,068
                                                          --------         --------         --------        --------      --------
           Operating income/(loss) ...............        $ (1,622)        $ (4,119)        $  6,082        $    341      $    818
                                                          ========         ========         ========        ========      ========

      Overview. Net revenues increased by $10.2 million, or 13.1%, from $77.7 million for the nine months ended September 30, 1997 to $87.9 million for the nine months ended September 30, 1998. Total operating costs and expenses increased $9.7 million, or 12.6%, from $77.4 million for the nine months ended September 30, 1997 to 87.1 million for the nine months ended September 30, 1998, primarily due to a $10.2 million increase in depreciation and amortization resulting from the ALM and NLP acquisitions. As a result, operating income increased $0.5 million, or 139.9%, from $0.3 million for the nine months ended September 30, 1997 to $0.8 million for the nine months ended September 30, 1998, while EBITDA increased $10.7 million, or 119.4%, from $8.9 million for the nine months ended September 30, 1997 to $19.6 million for the nine months ended September 30, 1998. Excluding from the third quarter of 1997 a $3 million one time cost to shut down Counsel Connect, EBITDA increased $7.7 million or 64.4%. Internet Services revenues decreased $1.0 million, or 32.4%, from $3.0 million for the nine months ended September 30, 1997 to $2.0 million for the nine months ended September 30, 1998. Internet Services expenses decreased $8.1 million, or 70.6%, from $11.4 million for the nine months ended September 30, 1997 to $3.3 million for the nine months ended September 30, 1998. Accordingly, excluding the results from Internet Services, operating income decreased $6.6 million, or 75.4%, from $8.8 million for the nine months ended September 30, 1997 to $2.2 million for the nine months ended September 30, 1998, while EBITDA increased $3.6 million, or 20.7%, from $17.4 million to $21.0 million over the same periods.

      Revenues. Advertising revenues increased $7.1 million, or 16.6%, from $42.7 million for the nine months ended September 30, 1997 to $49.8 million for the nine months ended September 30, 1998. The acquisition of LCL accounted for $2.6 million of this increase. Without LCL, revenues increased $4.5 million, or 10.6%, due principally to an increase in advertising rates as well as an overall increase in advertising pages.

      Subscription revenues increased $0.9 million or 5.9%, from $16.0 million for the nine months ended September 30, 1997 to $16.9 million for the nine months ended September 30, 1998. This increase was primarily due to the acquisition of LCL.

      Revenues from ancillary products and services increased $3.1 million, or 19.4%, from $16.0 million for the nine months ended September 30, 1997 to $19.1 million for the nine months ended September 30, 1998. The additions of LCL and LegalTech accounted for $1.8 million of the increase. The $1.3 million balance of this increase was due to an increase in the number of book updates released along with increased royalty income. In addition, a portion of book sales historically recorded in the fourth quarter were shipped and included in the first quarter results of 1998.

      Revenues from Internet Services decreased $1.0 million, or 32.4%, from $3.0 million for the nine months ended September 30, 1997 to $2.0 million for the nine months ended September 30, 1998. This decrease is attributable primarily to the shutdown of Counsel Connect, Old ALM's internet service.

      Operating Expenses. Total operating costs and expenses increased $9.7 million, or 12.6%, from $77.4 million for the nine months ended September 30, 1997 to $87.1 million for the nine months ended September 30, 1998. This increase is due to a $10.2 million increase in depreciation and amortization resulting from the ALM and NLP acquisitions. The inclusion of $4.0 million in expenses from LCL and LegalTech as well as other normal operating expense increases were offset by the reduction in Internet service expenses.

      Editorial expenses increased by $1.6 million, or 16.1%, from $9.6 million for the nine months ended September 30, 1997 to $11.2 million for the nine months ended September 30, 1998 as a number of key vacant positions were filled. The addition of LCL accounted for $0.4 million of the increase.

      Production and distribution expenses increased $2.6 million, or 16.0%, from $16.2 million for the nine months ended September 30, 1997 to $18.8 million for the nine months ended September 30, 1998. The addition of LCL and LegalTech accounted for $1.3 million of the increase. The remainder of this increase is primarily the result of the increased book sales as well as higher paper usage at ALM's printing facilities.

      Selling expenses increased $1.0 million, or 8.2%, from $12.5 million for the nine months ended September 30, 1997 to $13.5 million for the nine months ended September 30, 1998. This increase is primarily the result of the additions of LCL and LegalTech.

      General and administrative expenses increased $2.4 million, or 12.6%, from $19.0 million for the nine months ended September 30, 1997 to $21.4 million for the nine months ended September 30, 1998. This increase reflects $1.3 million of costs associated with the addition of LCL and LegalTech. The balance of the increase is primarily the result of costs associated with one time charges, transitional factors and salary increases.

      Internet Services expenses decreased $8.1 million, or 70.6%, from $11.4 million for the nine months ended September 30, 1997 to $3.3 million for the nine months ended September 30, 1998. This decrease is the direct result of the shutdown of Counsel Connect.

      Depreciation and amortization expenses increased $10.2 million, or 118.6%, from $8.6 million for the nine months ended September 30, 1997 to $18.8 million for the nine months ended September 30, 1998. These expenses are not comparable for the two periods due to purchase accounting adjustments related to the ALM and NLP acquisitions.

      Operating Income, As a result of the above factors, operating income increased $0.5 million, or 139.9%, from $0.3 million for the nine months ended September 30, 1997 to $0.8 million for the nine months ended September 30, 1998, while EBITDA increased $10.7 million, or 119.4% from $8.9 million for the nine months ended September 30, 1997 to $19.6 million for the nine months ended September 30, 1998. Excluding the LCL and LegalTech acquisitions, EBITDA increased $9.5 million, or 105.7%, from $8.9 million for the nine months ended September 30, 1997 to $18.4 million for the nine months ended September 30, 1998.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997

      The following discussion compares the financial results of the Company for the quarter ended September 30, 1998, which includes the financial results of the acquisitions of LegalTech and LCL, to financial information for the quarter ended September 30, 1997 which was derived from the combination of Old ALM, ALM and NLP. As a result, the financial information for the combined quarter ended September 30, 1997 has not been prepared on a basis in conformity with GAAP. The following table presents the calculation for such combined period and for the quarter ended September 30, 1998 (in thousands):

                                                                                                                           AMERICAN
                                                                                                                             LAWYER
                                                                          ALM FOR         NLP FOR       COMBINED             MEDIA
                                                          OLD ALM          THE 2           THE 3        FOR THE 3           FOR THE
                                                          FOR THE         MONTHS          MONTHS         MONTHS            3 MONTHS
                                                         ONE MONTH         ENDED           ENDED          ENDED              ENDED
                                                        ENDED JULY       SEPTEMBER       SEPTEMBER      SEPTEMBER          SEPTEMBER
                                                         31, 1997        30, 1997        30, 1997       30, 1997           30, 1998
                                                         --------        --------        --------       --------           --------
OPERATING DATA:
Revenues:
Periodicals
      Advertising ...............................        $  2,624        $  4,997         $  6,615        $ 14,236         $ 16,750
      Subscription ..............................             920           1,894            2,578           5,392            5,763
Ancillary Products and Services .................             859           1,371            3,061           5,291            6,055
Internet Services ...............................             252              --              280             532              650
                                                         --------        --------         --------        --------         --------
      Total revenues ............................           4,655           8,262           12,534          25,451           29,218
                                                         --------        --------         --------        --------         --------
Operating Costs and Expenses:
Editorial .......................................             638           1,154            1,458           3,250            4,028
Production and Distribution .....................             898           1,980            2,387           5,265            6,494
Selling .........................................             688           1,326            2,047           4,061            4,383
General and Administrative ......................           1,141           2,882            2,067           6,090            6,948
Internet Services ...............................             773           3,701              405           4,879            1,207
Depreciation and Amortization ...................             276           1,338            1,892           3,506            6,438
                                                         --------        --------         --------        --------         --------
      Total Operating Costs and
      Expenses ..................................           4,414          12,381           10,256          27,051           29,498
                                                         --------        --------         --------        --------         --------
      Operating income/(loss) ...................        $    241        $ (4,119)        $  2,278        $ (1,600)        $   (280)
                                                         ========        ========         ========        ========         ========

      Overview. Net revenues increased by $3.7 million, or 14.8%, from $25.5 million for the quarter ended September 30, 1997 to $29.2 million for the quarter ended September 30, 1998. Total operating costs and expenses increased $2.4 million, or 9.0%, from $27.1 million for the quarter ended September 30, 1997 to $29.5 million for the quarter ended September 30, 1998 due to a $2.9 million increase in depreciation and amortization resulting from the ALM and NLP acquisitions. As a result, the operating loss decreased $1.3 million, from $1.6 million for the quarter ended September 30, 1997 to $0.3 million for the quarter ended September 30, 1998, while EBITDA increased $4.3 million, or 223.1%, from $1.9 million for the quarter ended September 30, 1997 to $6.2 million for the quarter ended September 30, 1998. Excluding from the third quarter of 1997 a $3 million one time cost to shut down Counsel Connect, EBITDA increased $1.3 million or 25.5%. Internet Services revenues increased $0.2 million, or 22.2%, from $0.5 million for the quarter ended September 30, 1997 to $0.7 million for the quarter ended September 30, 1998. Internet Services expenses decreased $3.7 million, or 75.3%, from $4.9 million for the quarter ended September 30, 1997 to $1.2 million for the quarter ended September 30, 1998. Accordingly, excluding the results from Internet Services, operating income decreased $2.4 million, or 89.9%, from $2.7 million for the quarter ended September 30, 1997 to $0.3 million for the quarter ended September 30, 1998, while EBITDA increased $0.4 million, or 7.4%, from $6.3 million to $6.7 million over the same periods.

      Revenues. Advertising revenues increased $2.6 million, or 17.7%, from $14.2 million for the quarter ended September 30, 1997 to $16.8 million for the quarter ended September 30, 1998. The acquisition of LCL accounted for $1.3 million of this increase. Without LCL, revenues increased $1.3 million, or 8.5%, due principally to an increase in advertising rates as well as an overall increase in advertising pages.

      Subscription revenues increased $0.4 million, or 6.9%, from $5.4 million for the quarter ended September 30, 1997 to $5.8 million for the quarter ended September 30, 1998. This increase was primarily due to the acquisition of LCL.

      Revenues from ancillary products and services increased $0.8 million, or 14.4%, from $5.3 million for the quarter ended September 30, 1997 to $6.1 million for the quarter ended September 30, 1998. This increase was due to the additions of LCL and LegalTech as well as an increase in the number of book updates in the quarter.

      Revenues from Internet Services increased $0.2 million, or 22.2%, from $0.5 million for the quarter ended September 30, 1997 to $0.7 million for the quarter ended September 30, 1998. This increase is attributable primarily to an increase in advertising revenue.

      Operating Expenses. Total operating costs and expenses increased $2.4 million, or 9.0%, from $27.1 million for the quarter ended September 30, 1997 to $29.5 million for the quarter ended September 30, 1998. This increase is due to a $2.9 million increase in depreciation and amortization resulting from the ALM and NLP acquisitions as well as in the inclusion of $2.0 million in expenses from LCL and LegalTech.

      Editorial expenses increased by $0.7 million, or 23.9%, from $3.3 million for the quarter ended September 30, 1997 to $4.0 million for the quarter ended September 30, 1998 as a number of key vacant positions were filled. The addition of LCL accounted for $0.2 million of the increase.

      Production and distribution expenses increased $1.2 million, or 23.3%, from $5.3 million for the quarter ended September 30, 1997 to $6.5 million for the quarter ended September 30, 1998. The addition of LCL and LegalTech accounted for $0.6 million of the increase. The remainder of this increase is primarily the result of the increased book sales recorded in the third quarter as well as higher paper usage at ALM's printing facilities.

      Selling expenses increased $0.3 million, or 7.9%, from $4.1 million for the quarter ended September 30, 1997 to $4.4 million for the quarter ended September 30, 1998. This increase is primarily the result of the additions of LCL and LegalTech.

      General and administrative expenses increased $0.8 million, or 14.1%, from $6.1 million for the quarter ended September 30, 1997 to $6.9 million for the quarter ended September 30, 1998. This increase reflects $0.6 million of costs associated with the addition of LCL and LegalTech. Transition costs associated with the Company's new corporate structure contributed to the increase.

      Internet Services expenses decreased $3.7 million, or 75.3%, from $4.9 million for the quarter ended September 30, 1997 to $1.2 million for the quarter ended September 30, 1998. This decrease is the direct result of the shutdown of Counsel Connect.

      Depreciation and amortization expenses increased $2.9 million, or 83.6%, from $3.5 million for the quarter ended September 30, 1997 to $6.4 million for the quarter ended September 30, 1998. These expenses are not comparable for the two periods due to purchase accounting adjustments related to the ALM and NLP acquisitions.

      Operating Income. As a result of the above factors, the operating loss decreased $1.3 million, or 82.5%, from $1.6 million for the quarter ended September 30, 1997 to $0.3 million for the quarter ended September 30, 1998, while EBITDA increased $4.3 million, or 223.1%, from $1.9 million for the quarter ended September 30, 1997 to $6.2 million for the quarter ended September 30, 1998. Excluding the LCL and LegalTech acquisitions, EBITDA increased $3.7 million, or 191.5%, from $1.9 million for the quarter ended September 30, 1997 to $5.6 million for the quarter ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

      Capital Expenditures. The Company's operations are not capital intensive. Capital expenditures were $1.0 million for the nine months ended September 30, 1998. Capital spending in 1998 is expected to be approximately $5.5 million. This is higher than historical and expected future spending due to the anticipated consolidation of ALM and NLP offices in 1998.

      Net Cash Provided By Operating Activities. Net cash provided by operating activities was $9.1 million for the nine months ended September 30, 1998, as a net loss of $10.3 million, along with reductions in accounts payable and accrued expenses of $1.6 million and $2.3 million respectively, were more than offset by depreciation and amortization of $18.8 million and an increase in accrued interest payable of $4.8 million.

      Net Cash Used In Investing Activities. Net cash used in investing activities was $32.4 million for the nine months ended September 30, 1998. In March 1998, the Company acquired Corporate Presentations, Inc. for $10.8 million in cash and incurred $0.2 million in deal costs. In April 1998, the Company acquired LCL for $20.1 million in cash and incurred $0.5 million of deal costs. In addition, capital expenditures were $1.0 million through the first nine months.

      Net Cash Provided By Financing Activities. Net cash provided by financing activities totaled $15.0 million for the nine months ended September 30, 1998 which was the direct result of a capital contribution made by Holdings.

      YEAR 2000 COMPLIANCE. The Company is in the process of modifying, upgrading or replacing its computer software applications and systems which the Company expects will accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. The Company believes that it will be able to achieve compliance by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any adverse information concerning the compliance status of its suppliers and customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            27.1 Financial Data Schedule for American Lawyer Media, Inc.

      (b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the Undersigned hereunto duly authorized.

                                    AMERICAN LAWYER MEDIA, INC.

           November 11, 1998        /s/ William L. Pollak
                                    ------------------------------------------
                                    William L. Pollak
                                    President and Chief Executive Officer

           November 11, 1998        /s/ Leslye G. Katz
                                    ------------------------------------------
                                    Leslye G. Katz
                                    Vice President and Chief Financial Officer