Form 10-K
period 1998-12-31
AMERICAN LAWYER MEDIA INC
filed 1999-03-31
CIK 1059498

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 333-50117

                          AMERICAN LAWYER MEDIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                        13-3980414
        (State or other jurisdiction of                         (I.R.S. Employer
        incorporation or organization)                       Identification Number)

             345 PARK AVENUE SOUTH
              NEW YORK, NEW YORK                                      10010
   (Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code (212) 779-9200
        Securities Registered Pursuant to Section 12(b) of the Act: NONE Securities Registered Pursuant to Section 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

    As of March 31, 1999, 100 shares of Common Stock, par value $.01 per share, were outstanding, all of which were held by American Lawyer Media Holdings, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

                               SEE EXHIBIT INDEX

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I.

ITEM 1. BUSINESS

    ON AUGUST 27, 1997, BUT EFFECTIVE AS OF AUGUST 1, 1997, ALM ACQUIRED SUBSTANTIALLY ALL OF THE ASSETS AND ASSUMED CERTAIN OF THE LIABILITIES RELATED TO AMERICAN LAWYER MEDIA, L.P. (THE "ALM ACQUISITION"). ON DECEMBER 22, 1997, ALM ACQUIRED ALL OF THE ISSUED AND OUTSTANDING CAPITAL STOCK OF NATIONAL LAW PUBLISHING COMPANY, INC. (THE "NLP ACQUISITION"). ON MARCH 3, 1998, A NEWLY FORMED WHOLLY-OWNED SUBSIDIARY OF ALM PURCHASED ALL OF THE ASSETS AND ASSUMED CERTAIN OF THE LIABILITIES RELATED TO CORPORATE PRESENTATIONS, INC. (THE "LEGAL TECH ACQUISITION"). ON MARCH 31, 1998 (EFFECTIVE APRIL 1, 1998), ALM AND A WHOLLY-OWNED SUBSIDIARY OF ALM PURCHASED ALL OF THE LEGAL PUBLISHING-RELATED ASSETS AND ASSUMED CERTAIN LIABILITIES RELATED TO LEGAL COMMUNICATIONS, LTD. (THE "LCL ACQUISITION"). ON OCTOBER 28, 1998, ALM PURCHASED SUBSTANTIALLY ALL OF THE ASSETS AND ASSUMED CERTAIN OF THE LIABILITIES RELATED TO THE DELAWARE LAW MONTHLY (THE "DELAWARE ACQUISITION", AND TOGETHER WITH THE ALM ACQUISITION, THE NLP ACQUISITION, THE LEGALTECH ACQUISITION, AND THE LCL ACQUISITION, THE "ACQUISITIONS"). REFERENCES HEREIN TO THE COMPANY'S ESTIMATED CIRCULATION INCLUDE TOTAL PAID AND FREE CIRCULATION FOR ALL OF THE COMPANY'S PERIODICALS. REFERENCES HEREIN TO READERSHIP INCLUDE ESTIMATED CIRCULATION PLUS COMBINED PASS-ALONG READERSHIP UNADJUSTED FOR ANY OVERLAP WHICH EXISTS AMONG READERS OF THE COMPANY'S VARIOUS PUBLICATIONS. UNLESS THE CONTEXT OTHERWISE REQUIRES: (I) "HOLDINGS" REFERS TO AMERICAN LAWYER MEDIA HOLDINGS, INC., WHICH IS THE PARENT COMPANY OF THE COMPANY, AND TO HOLDINGS' PREDECESSOR, CRANBERRY PARTNERS, LLC;
(II) THE "COMPANY" REFERS TO AMERICAN LAWYER MEDIA, INC. AND ITS SUBSIDIARIES AFTER GIVING EFFECT TO THE ACQUISITIONS; (III) "ALM" REFERS TO AMERICAN LAWYER MEDIA, INC. AND ITS SUBSIDIARIES (AND TO ITS PREDECESSOR, ALM HOLDINGS, LLC) SINCE THE CONSUMMATION OF THE ALM ACQUISITION BUT PRIOR TO THE NLP ACQUISITION AND, WHERE APPLICABLE, TO AMERICAN LAWYER MEDIA, L.P. AND ITS SUBSIDIARIES PRIOR TO THE ALM ACQUISITION; (IV) "OLD ALM" REFERS TO AMERICAN LAWYER MEDIA, L.P. AND ITS SUBSIDIARIES PRIOR TO THE ALM ACQUISITION; (V) "NLP" REFERS TO NATIONAL LAW PUBLISHING COMPANY, INC. AND ITS SUBSIDIARIES PRIOR TO THE NLP ACQUISITION; AND
(VI) "INVESTORS" REFERS TO U.S. EQUITY PARTNERS, L.P. ("USEP") AND ITS AFFILIATES AND CERTAIN OTHER INVESTORS CONTROLLED BY OR MANAGED BY WP MANAGEMENT PARTNERS, LLC ("WPMP"), THE MERCHANT BANKING ARM OF WASSERSTEIN PERELLA GROUP, INC. ("WPG").

COMPANY OVERVIEW

    The Company publishes 21 periodicals, including several leading national periodicals and regional publications serving four of the five largest state legal markets. The Company's nationally-recognized periodicals include THE AMERICAN LAWYER-REGISTERED TRADEMARK-, a monthly magazine containing articles and features targeted to attorneys practicing in large law firms, and THE NATIONAL LAW JOURNAL-REGISTERED TRADEMARK-, the nation's largest selling legal newspaper, which covers the law, lawyers and the business of the legal profession. The Company's regional publications are led by the NEW YORK LAW JOURNAL-REGISTERED TRADEMARK-, which has the largest paid circulation of any regional legal newspaper in the United States. In addition to the NEW YORK LAW JOURNAL, the Company publishes six other daily newspapers serving Philadelphia, Northern California, Miami, Fort Lauderdale and Palm Beach, as well as seven weekly newspapers serving New Jersey, Texas, Washington, D.C., Connecticut, California, Georgia and Pennsylvania.

    In addition to the periodicals referred to above, the Company publishes CORPORATE COUNSEL-TM- (formerly known as CORPORATE COUNSEL MAGAZINE OR CCM) a leading magazine for corporate in-house attorneys, LAW TECHNOLOGY NEWS-TM- (formerly known as LAW TECHNOLOGY PRODUCT NEWS) and AMLAW TECH-TM-, two leading legal technology magazines, as well as IP WORLDWIDE-TM-, a leading specialty magazine focusing on intellectual property.

    The Company has also successfully established a Professional Information Services Division that creates and packages information for attorneys and business professionals. This business includes a portfolio of publications covering a variety of specialized legal interests and practice areas, including 32 newsletters and 123 books on topics of national and regional interest. The Company also provides case tracking and monitoring services and publishes various directories used by legal professionals.

    The Company, through its LegalTech and Seminars division, is a leading producer of trade shows and conferences relating to law practice technology. In addition, the division organizes and sponsors numerous professional seminars and conferences that cover issues of current legal interest.

    In addition, the Company, through a newly formed subsidiary, sponsors the leading national legal website, Law News Network (www.lawnewsnetwork.com) and currently has a number of law-related internet regional websites including NYLJ.COM-TM-, CAL LAW-TM-, ILLINOIS LAW-TM-, TEX LAW-TM-, PALAWNET-TM- and DELAW NET-TM-. These websites give attorneys online access to news and other legal materials and facilitate the exchange of information among members of the legal community.

    The Company derives its revenues principally from advertising and subscriptions, with additional revenues generated by its Professional Information Services and LegalTech/Seminars divisions. For the twelve months ended December 31, 1998, approximately 56% of the Company's revenues were from advertising, 19% were from subscriptions, 23% were from ancillary products and services and 2% were from internet services.

PRODUCT LINES

    PERIODICALS. The Company's newspaper and magazine business publishes 21 national, regional and local periodicals that serve legal and business professionals. The Company's periodicals have a combined circulation of approximately 260,000. The subscription renewal rate for the Company's periodicals averages approximately 80%.

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

    The Company publishes sixteen newspapers including THE NATIONAL LAW JOURNAL, the leading national legal newspaper in the United States, NEW YORK LAW JOURNAL, which has the largest circulation of any regional legal newspaper, as well as fourteen other daily and weekly newspapers. In aggregate, the Company's newspapers serve nine state markets and the District of Columbia, including New York, New Jersey, Pennsylvania, Washington, D.C., Georgia, Florida, Texas, California, Connecticut and Delaware, which cover approximately 46% of all active attorneys in the United States. Each of the Company's regional newspapers has a significant presence in its respective market.

    The following table sets forth information regarding the Company's newspapers:

                                   NEWSPAPERS

                                                                                                        ESTIMATED
                                                                            YEAR OF        TOTAL          TOTAL
TITLE                                                     MARKET           FOUNDING    CIRCULATION(1) READERSHIP(2)
------------------------------------------------  ----------------------  -----------  -------------  -------------
WEEKLY NEWSPAPERS
THE NATIONAL LAW JOURNAL........................  National                      1978        37,622        168,800
NEW JERSEY LAW JOURNAL..........................  New Jersey                    1878         9,569         59,700
TEXAS LAWYER....................................  Texas                         1985        10,341         65,100
LEGAL TIMES.....................................  Washington, D.C.              1978        10,776         75,600
THE CONNECTICUT LAW TRIBUNE.....................  Connecticut                   1974         3,228         23,800
DELAWARE LAW WEEKLY.............................  Delaware                      1998           N/A(3)         N/A(3)
PENNSYLVANIA LAW WEEKLY.........................  Pennsylvania                  1978         3,100         13,020
CALIFORNIA LAW WEEKLY...........................  California                    1998           N/A(3)         N/A(3)
DAILY NEWSPAPERS
NEW YORK LAW JOURNAL............................  New York                      1888        15,425         66,700
THE RECORDER....................................  Northern California           1877         8,027         48,500
THE LEGAL INTELLIGENCER.........................  Pennsylvania                  1843         3,050         12,810
FULTON COUNTY DAILY REPORT......................  Georgia                       1890         6,615         37,700
MIAMI DAILY BUSINESS REVIEW.....................  South Florida                 1926         5,148         37,800
BROWARD DAILY BUSINESS REVIEW...................  South Florida                 1926         2,772         20,400
PALM BEACH DAILY BUSINESS REVIEW................  South Florida                 1926         1,990         14,700

------------------------

(1) References in the table above to the Company's total circulation include total paid and free circulation.

(2) References in the table above to the Company's estimated total readership include total circulation plus combined pass-along readership unadjusted for any overlap which exists among readers of the Company's various publications.

(3) For these recently launched publications insufficient information is currently available.

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

    The Company's other magazines focus on specific practice areas or segments within the legal profession and certain topics applicable to the business of law. The Company's specialty legal magazines include CORPORATE COUNSEL, one of the nation's largest magazines focused on issues of importance to in-house lawyers at large and mid-size corporations, and IP WORLDWIDE, which covers developments in intellectual property law. The Company also publishes the two leading technology magazines targeted to the legal community, AMLAW TECH and LAW TECHNOLOGY NEWS, which focus on information technology and its applications to the practice of law. AMLAW TECH is targeted toward partners at law firms with purchase-making authority, while LAW TECHNOLOGY NEWS is targeted toward attorneys and information services departments in law offices.

    The Company publishes the following five magazines:

                                   MAGAZINES

                                                                                                        ESTIMATED
                                                       YEAR OF                             TOTAL          TOTAL
TITLE                                                 FOUNDING         FREQUENCY       CIRCULATION(1) READERSHIP(2)
---------------------------------------------------  -----------  -------------------  -------------  -------------
THE AMERICAN LAWYER................................        1979   11 times per year         17,005         126,800
AMLAW TECH.........................................        1996   4 times per year          30,000          60,000(3)
CORPORATE COUNSEL..................................        1994   10 times per year         38,200          76,400(3)
IP WORLDWIDE.......................................        1995   6 times per year          10,000          20,000(3)
LAW TECHNOLOGY NEWS................................        1993   14 times per year         55,000         110,000(3)

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

    NEWSLETTERS. The Company's newsletter division publishes 32 newsletters which cover specialized legal practice areas. Circulation for the Company's newsletters ranges from approximately 300 to 1,700, with an average circulation of over 700. The total number of paid subscribers for all newsletters was approximately 18,700 as of December 31, 1998. The following table sets forth a list of the Company's newsletters:

                                  NEWSLETTERS

    Accounting for Law Firms

    The Bankruptcy Strategist

    Business Crimes Bulletin: Compliance and Litigation

    Cable TV and New Media

    Commercial Leasing Law & Strategy

    Computer Law Strategist

    Corporate Control Alert

    The Corporate Counsellor

    Delaware Corporate Law Reporter

    Employment Law Strategist

    Entertainment Law & Finance

    Environmental Compliance and Litigation Strategy

    Equipment Leasing

    e Securities

    Fen Phen Litigation Strategist

    Healthcare Fraud and Abuse

    The Intellectual Property Strategist

    The Internet Newsletter: Legal & Business Aspects

    Law Firm Partnership & Benefits Report

    Leader's Franchising Business & Law Alert

    Legal Online

    Legal Tech

    Marketing for Lawyers

    The Matrimonial Strategist

    Medical Malpractice Law & Strategy

    Medical/Legal Aspects of Breast Implants

    Money Laundering Law Report

    Multimedia and Web Strategist

    New York Real Estate Law Reporter

    Personal Injury Reporter

    Product Liability Law & Strategy

    Y2K Counselor

    BOOKS. The Company currently publishes 123 books on a broad array of legal topics. These books generally focus on practical legal subjects that arise in the daily professional lives of lawyers. Most of the Company's books are updated once or twice per year with inserts to keep the material current. The Company focuses on publishing books that cover particularly dynamic areas of law that lend themselves to frequent supplementation.

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

                                     BOOKS

                              State and Local Subjects

    Connecticut Appellate Practice and Procedure

    Connecticut Criminal Caselaw Handbook

    Connecticut Foreclosures: An Attorney's Manual of Practice and Procedure

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

    Handbook of Forms for the Connecticut Family Lawyer

    Harris County Bench Book (Texas)

    Insurance Laws

    Marketing and Maintaining a Family Law Mediation Practice

    Mediation: A Texas Practice Guide

    New Jersey Brownfields Law

    New Jersey Employment Law

    New Jersey Insurance Law

    New Jersey Product Liability Law

    Pennsylvania Tax Handbook

    Pennsylvania District and County Reports

    Pennsylvania Court Rules

    Pennsylvania: The Legal Directory

    Pleadings and Pretrial Practice (Connecticut)

    Representing Clients in Mediation

    Tarrant County Bench Book (Texas)

    Travis County Bench Book (Texas)

    Texas Criminal Codes and Rules

    Texas Legal Malpractice & Lawyer Discipline

    Texas Legal Research

    The Perfect Plea

    Visiting Judges Bench Book

                                     BOOKS

                                 NATIONAL SUBJECTS

    A Practical Guide to Equal Employment Opportunity

    A Practical Guide to the Occupational Safety and Health Act

    Acquisitions Under the Hart-Scott-Rodino Antitrust Improvements Act

    All About Cable

    Alternative Dispute Resolution in the Workplace

    Anatomy of a Merger: Strategies and Techniques for Negotiating Corporate Acquisitions

    Antitrust Basics

    Antitrust: An Economic Approach

    Changing the Situs of a Trust

    Class Actions: The Law of 50 States

    Communications Law and Practice

    Computer Law: Drafting and Negotiating Forms and Agreements

    Corporate Internal Investigations

    Corporate Sentencing Guidelines: Compliance and Mitigation

    Divorce, Separation and the Distribution of Property

    Doing Business on the Internet: Forms and Analysis

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

    Grand Jury Practice

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

    Law Firm Partnership Agreements

    Lawyering: A Realistic Approach to Legal Practice

    Legal Research and Law Library Management

    Lender Liability and Banking Litigation

    Licensing of Intellectual Property

    Limited Liability Companies and Limited Liability Partnerships

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

    Securities Practice and Electronic Technology

    Securities Regulation: Liabilities and Remedies

    Sex Discrimination and Sexual Harassment in the Workplace

    Shareholder Derivative Litigation: Besieging the Board

    Shopping Center and Store Leases

    Start-Up and Emerging Companies: Planning, Financing and Operating the Successful Business

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

    Travel Law

    Use of Statistics in Equal Employment Opportunity Litigation

    White Collar Crime: Business and Regulatory Offenses

    Winning Attorney's Fees from the U.S. Government

    CONFERENCES AND SEMINARS. Under its LegalTech-Registered Trademark-tradename, the Company produces conferences and exhibitions relating to law practice technology in New York, Los Angeles, Chicago, Washington, D.C., Atlanta, and Houston. The conferences are generally three-day events that include vendor exhibits, a seminar program, and a variety of workshops and focus sessions. Attendees typically include attorneys in private practice, corporate counsel, law firm administrators and information technology personnel, while exhibitors include a variety of software, hardware, publishing and other technology product related companies. The Company conducts a number of seminars and conferences for lawyers and other professionals in related fields. The Company's seminars complement its other products and services both by serving as powerful marketing vehicles for the Company's existing books and newsletters, and by generating ideas for new seminars, books and newsletters. Seminars also introduce the Company to lawyers who may subsequently write articles or books for the Company.

    In addition to its seminar business, the Company operates a small number of conferences. While its seminars typically involve one or more speakers making presentations to groups of 75-250 people, conferences generally feature an array of booths and presentations from various participants over the course of several days. The Company plans to coordinate additional related conferences in the coming years.

    The following table sets forth the seminars and conferences held in 1998:

                                    SEMINARS

    Fen-Phen

    Civil Litigation Practice

    Legal Tech Internet

    Year 2000 Litigation

    Acquisitions Of Subsidiaries

    Distribution and Dealer Termination

    Failure to Diagnose Breast Cancer

    Computer Law

    General Counsel Conference

    Negotiating Joint Ventures and Strategic Alliances

    Securities in the Electronic Era

    Failure to Diagnose Fetal Distress

    Representing Start up and Emerging Companies

    Negotiating the Modern Lease

    Positioning Your Law Firm for the New Millennium

    Negotiating Contracts in the Entertainment Industry

    Sports Law

    Trial of a Failure to Diagnose Breast Cancer Case

    Legal and Business Aspects of the Internet

    The Employment Litigation Problem

    Negotiating Corporate Acquisitions

    Review of New Jersey Civil Case Law

    Baker on No Fault

                                  CONFERENCES

    LegalTech New York (January)

    LegalTech Net Washington, D.C.

    LegalTech Los Angeles

    LegalTech New York (September)

    LegalTech Chicago

    LegalTech Houston

    LegalTech Atlanta

    OTHER PRODUCTS AND SERVICES. The Company's uniquely focused customer base and extensive access to legal information has enabled the Company to create a wide array of additional ancillary businesses, including: (i) MA/3000-Registered Trademark-, a case tracking and docketing software package that allows litigators in New York to track court activity published in the NEW YORK LAW JOURNAL-Registered Trademark-, and (ii) QDS-TM-, DAILY DECISION SERVICE-TM- and PICS-TM-, services which offer subscribers faxed copies on request of both published and unpublished state and federal court opinions for New York, New Jersey and Pennsylvania, respectively.

    INTERNET SERVICES. In December 1998, the Company launched the Internet's most extensive daily national legal newsource through its Law News Network site (www.lawnewsnetwork.com). Law News Network provides updated legal news and information from the Company's publications as well as original content, online advertising and specialized legal subscription services. In addition, the site acts as a convenient gateway to other legal information on the Internet. In addition, the Company operates several leading regional legal websites including NYLJ.COM-TM-, CAL LAW-TM-, ILLINOIS LAW-TM-, PALAWNET-TM-, and TEX LAW-TM- and DELAWNET-TM-.

PRINTING AND DISTRIBUTION

    Layouts for the Company's publications are prepared in-house, while the large majority of the Company's printing activities, and all of its distribution activities, are outsourced.

COMPETITION

    The Company competes for advertising and subscription revenues with publishers of special-interest legal newspapers and magazines with similar editorial content. However, in most of the Company's markets, its newspaper is the only newspaper focused on serving the legal community. The Company also competes for advertising revenues with other national legal publications, as well as general-interest magazines and other forms of media, including broadcast and cable television, radio, direct marketing and electronic media. Factors which may affect competition for advertisers include effective costs of such advertising compared to other forms of media, and the size and characteristics of the readership of the Company's publications. The Company also faces significant competition from other legal publishers and legal service providers in its on-line and professional information services divisions.

INTELLECTUAL PROPERTY

    The Company owns a number of registered and unregistered trademarks for use in connection with its business, including trademarks in the titles of its major periodicals such as THE AMERICAN LAWYER-Registered Trademark-, CORPORATE COUNSEL-TM-, THE NATIONAL LAW JOURNAL-Registered Trademark-, and NEW YORK LAW JOURNAL-Registered Trademark-. Provided that trademarks remain in continuous use in connection with similar goods or services, their term can be perpetual, subject, with respect to registered trademarks, to the timely renewal of such registrations in the United States Patent and Trademark Office.

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

    The Company licenses the content of certain of its publications and forms to third parties, including West Publishing Company, and LEXIS/NEXIS, on a non-exclusive basis, for republication and dissemination on electronic databases marketed by the licensees. After the expiration of their initial terms (the latest of which is April, 2001), the licenses automatically renew, subject to either parties' right to terminate at the end of each subsequent term.

    Some of the Company's products, such as QDS, the DAILY DECISION SERVICE and PICS, utilize the extensive databases of court decisions compiled by the Company. The Company also has extensive subscriber and other customer databases which it believes would be extremely difficult to replicate. The Company attempts to protect these databases and lists as trade secrets by restricting access thereto and/or by the use of non-disclosure agreements. There can be no assurance, however, that the means taken to protect the confidentiality of these items will be sufficient, or that others will not independently develop similar databases and customer lists.

EMPLOYEES AND LABOR RELATIONS

    As of December 31, 1998, the Company employed approximately 870 full-time employees, 21 of whom are subject to a single collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

SIGNIFICANT TRANSACTIONS

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

    On October 28, 1998, ALM purchased substantially all of the assets and assumed certain of the liabilities related to the DELAWARE LAW MONTHLY from the partnership which owned the DELAWARE LAW MONTHLY. The aggregate purchase price for the assets was $280,000 payable in four equal annual installments of $70,000 per year.

    REVOLVING CREDIT FACILITY. On March 25, 1998, the Company entered into a $40 million, five-year senior secured revolving credit facility (the "Revolving Credit Facility") with a group of banks to be available for working capital and general corporate purposes, including acquisitions and capital expenditures.

    The Revolving Credit Facility is guaranteed by Holdings and by all existing and future subsidiaries of the Company. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its existing and future domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by Holdings of all of the stock of the Company. The Revolving Credit Facility contains customary covenants commensurate with the size of the Revolving Credit Facility that restrict the ability of the Company and its subsidiaries to take certain actions.

    ADDITIONAL EQUITY CONTRIBUTION. On April 14, 1998, Holdings contributed an aggregate of $15 million to the equity capital of the Company. The proceeds of the equity contribution were used to fund acquisitions and to provide capital for aggressive internal growth.

ITEM 2. PROPERTIES

    The Company operates from various locations throughout the United States. Its corporate headquarters are based in New York. Information relating to the Company's corporate headquarters and other significant regional offices which are owned or leased is set forth in the following table:

                                                                                                        LEASE
STREET ADDRESS                                                 CITY/STATE         SQUARE FOOTAGE     EXPIRATION
-------------------------------------------------------  -----------------------  ---------------  ---------------
345 Park Avenue South..................................             New York, NY        55,000         Sept. 2008
105 Madison Avenue.....................................             New York, NY        37,500         Sept. 2008
238 Mulberry Street....................................               Newark, NJ         7,022          Dec. 2006
625 Polk Street........................................        San Francisco, CA         7,100          Apr. 2000
900 Jackson Street.....................................               Dallas, TX        10,190          Dec. 2003
1005 Congress Street...................................               Austin, TX         1,992           May 1999
815 Walker Street......................................              Houston, TX         1,724           May 2001
190 Pryor Street, S.W..................................              Atlanta, GA        20,000              Owned
1730 M Street, N.W.....................................           Washington, DC         8,856          Mar. 2001
1 Post Road............................................            Fairfield, CT         6,520          Dec. 2002
1 S.E. Third Avenue....................................                Miami, FL        19,742         Sept. 2004
150 N.E. 7th Street....................................                Miami, FL        17,001         Sept. 2004
633 South Andrews Avenue...............................      Fort Lauderdale, FL         3,408          Jan. 2003
330 Clematis Street....................................        W. Palm Beach, FL         2,927          Jan. 2004
901 Market Street......................................           Wilmington, DE         1,089          Aug. 2001
1617 JFK Blvd..........................................         Philadelphia, PA        11,997          July 2001

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

ITEM 6. SELECTED FINANCIAL DATA

    The following tables present selected historical financial information (i) for Old ALM, as of and for the years ended December 31, 1994, 1995 and 1996,
(ii) for NLP, as of and for the years ended December 31, 1994, 1995 and 1996,
(iii) for Old ALM, as of and for the seven months ended July 31, 1997, (iv) for the Company, as of and for the five months ended December 31, 1997 and the year ended December 31, 1998, and (v) for NLP, as of and for the period from January 1, 1997 through December 21, 1997. The financial data for the Company, as of and for the year ended December 31, 1998, the five months ended December 31, 1997 and the financial data for Old ALM for the seven months ended July 31, 1997 and the years ended December 31, 1995 and 1996 were derived from financial statements audited by Arthur Andersen LLP. The financial data for NLP as of and for the period from January 1, 1997 through December 21, 1997 were derived from financial statements audited by Arthur Andersen LLP and financial data for NLP for the years ended December 31, 1995 and 1996 were derived from financial statements audited by Leslie Sufrin and Company, P.C. The audited financial statements and the related notes thereto are included elsewhere in this Report. Unaudited financial data include (i) Old ALM financial data for the year ended December 31, 1994 and (ii) NLP financial data for the year ended December 31, 1994. In the opinion of management such unaudited financial data have been prepared on the same basis as the audited financial statements included elsewhere herein, and include all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for such periods. Results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the historical financial statements and notes thereto included elsewhere in this Report. See "Index to Financial Statements."

                          AMERICAN LAWYER MEDIA, L.P.
                        AND AMERICAN LAWYER MEDIA, INC.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

                                 (IN THOUSANDS)

                                                                                                          AMERICAN LAWYER
                                                                     PREDECESSOR COMPANY                    MEDIA, INC.
                                                       ------------------------------------------------  -----------------

                                                           YEARS ENDED DECEMBER 31,       SEVEN MONTHS      FIVE MONTHS
                                                       ---------------------------------      ENDED            ENDED
                                                          1994        1995       1996     JULY 31, 1997  DECEMBER 31, 1997
                                                       -----------  ---------  ---------  -------------  -----------------
OPERATING DATA:
Revenues:
  Periodicals:
    Advertising......................................   $  23,872   $  25,037  $  26,659    $  18,146        $  13,410
    Subscription.....................................      10,483      10,884     11,304        6,719            5,260
  Ancillary Products and Services....................       7,980       8,387      8,467        4,532            4,142
  Internet Services..................................         685       3,238      5,474        2,148            1,162
                                                       -----------  ---------  ---------  -------------        -------
      Total Revenues.................................      43,020      47,546     51,904       31,545           23,974
                                                       -----------  ---------  ---------  -------------        -------
Operating Costs and Expenses:
  Editorial..........................................       7,075       7,073      7,141        4,023            3,323
  Production and Distribution........................      11,170      12,587     12,469        6,919            5,766
  Selling............................................       7,208       6,913      7,479        4,640            3,656
  General and Administrative.........................      15,790      16,506     16,829        9,531            7,145
  Internet Services..................................       7,760      10,854     11,886        6,464            2,988
  Depreciation and Amortization......................       3,506       2,680      2,488        1,590            3,273
  Shutdown of ALM Internet Services..................          --          --         --           --            3,000
                                                       -----------  ---------  ---------  -------------        -------
      Total Operating Costs and Expenses.............      52,509      56,613     58,292       33,167           29,151
                                                       -----------  ---------  ---------  -------------        -------
      Operating (loss)...............................      (9,489)     (9,067)    (6,388)      (1,622)          (5,177)
Interest expense, net................................        (667)     (1,384)    (1,972)      (1,420)          (2,420)
Benefit for Income Tax...............................          --          --         --           --               --
                                                       -----------  ---------  ---------  -------------        -------
(Loss) before minority interest......................     (10,156)    (10,451)    (8,360)      (3,042)          (7,597)
Minority interest....................................       1,847       2,334        172           --               --
                                                       -----------  ---------  ---------  -------------        -------
Net loss.............................................   $  (8,309)  $  (8,117) $  (8,188)   $  (3,042)       $  (7,597)
                                                       -----------  ---------  ---------  -------------        -------
                                                       -----------  ---------  ---------  -------------        -------

BALANCE SHEET DATA:
(At End of Period)
Working capital (deficit)............................   $  (6,376)  $  (7,066) $  (7,009)   $  (5,895)       $  (8,676)
Total assets.........................................      20,931      19,313     19,482       18,982          359,958
Long-term debt (including current maturities)........      13,524      22,114     30,150       34,742          175,000
Partners' (deficit) and Stockholder's equity.........     (11,647)    (19,759)   (26,300)     (29,342)         101,178

OTHER DATA:
EBITDA: (1)
  Periodicals and Ancillary Products and Services....   $   1,092   $   1,229  $   2,512    $   4,284        $   2,922
  Internet Services..................................      (7,075)     (7,616)    (6,412)      (4,316)          (4,826)
                                                       -----------  ---------  ---------  -------------        -------
      Total..........................................   $  (5,983)  $  (6,387) $  (3,900)   $     (32)       $  (1,904)
                                                       -----------  ---------  ---------  -------------        -------
                                                       -----------  ---------  ---------  -------------        -------
Capital Expenditures:
  Periodicals and Ancillary Products and Services....   $   1,102   $     864  $   1,118    $     439        $     357
  Internet Services..................................         386         617      1,084        1,532                7
                                                       -----------  ---------  ---------  -------------        -------
      Total..........................................   $   1,488   $   1,481  $   2,202    $   1,971        $     364
                                                       -----------  ---------  ---------  -------------        -------
                                                       -----------  ---------  ---------  -------------        -------

                                                         TWELVE MONTHS
                                                             ENDED
                                                       DECEMBER 31, 1998
                                                       -----------------
OPERATING DATA:
Revenues:
  Periodicals:
    Advertising......................................      $  67,510
    Subscription.....................................         23,172
  Ancillary Products and Services....................         28,208
  Internet Services..................................          2,639
                                                            --------
      Total Revenues.................................        121,529
                                                            --------
Operating Costs and Expenses:
  Editorial..........................................         15,523
  Production and Distribution........................         26,266
  Selling............................................         19,002
  General and Administrative.........................         30,012
  Internet Services..................................          4,667
  Depreciation and Amortization......................         26,302
  Shutdown of ALM Internet Services..................             --
                                                            --------
      Total Operating Costs and Expenses.............        121,772
                                                            --------
      Operating (loss)...............................           (243)
Interest expense, net................................        (18,346)
Benefit for Income Tax...............................          3,403
                                                            --------
(Loss) before minority interest......................        (15,186)
Minority interest....................................             --
                                                            --------
Net loss.............................................      $ (15,186)
                                                            --------
                                                            --------
BALANCE SHEET DATA:
(At End of Period)
Working capital (deficit)............................      $ (14,844)
Total assets.........................................        366,775
Long-term debt (including current maturities)........        183,500
Partners' (deficit) and Stockholder's equity.........        100,992
OTHER DATA:
EBITDA: (1)
  Periodicals and Ancillary Products and Services....      $  28,087
  Internet Services..................................         (2,028)
                                                            --------
      Total..........................................      $  26,059
                                                            --------
                                                            --------
Capital Expenditures:
  Periodicals and Ancillary Products and Services....      $   3,767
  Internet Services..................................            144
                                                            --------
      Total..........................................      $   3,911
                                                            --------
                                                            --------

------------------------------
(1) "EBITDA" is defined as income before interest, income taxes, depreciation and amortization and gain on sale of assets. EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP"). Items excluded from income in calculating EBITDA are significant components in understanding and evaluating Old ALM's and ALM's financial performance. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity, management understands that EBITDA is customarily used in evaluating publishing companies. The EBITDA measures presented herein may not be comparable to similarly title measures of other companies.

                     NATIONAL LAW PUBLISHING COMPANY, INC.
             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

                                 (IN THOUSANDS)

                                                                                                                 PERIOD FROM
                                                                                YEARS ENDED DECEMBER 31,       JANUARY 1, 1997
                                                                             -------------------------------       THROUGH
                                                                               1994       1995       1996     DECEMBER 21, 1997
                                                                             ---------  ---------  ---------  -----------------
OPERATING DATA:
Revenues:
  Periodicals:
    Advertising............................................................  $  18,612  $  21,387  $  23,319     $    26,402
    Subscription...........................................................      9,105      9,694      9,759           9,504
  Ancillary Products and Services..........................................     11,437     12,729     13,398          13,926
  Internet Services........................................................         --        264        747           1,109
                                                                             ---------  ---------  ---------        --------
      Total Revenues.......................................................     39,154     44,074     47,223          50,941
                                                                             ---------  ---------  ---------        --------
Operating Costs and Expenses:
  Editorial................................................................      5,451      5,778      5,929           5,837
  Production and Distribution..............................................      7,621      8,146      8,679           9,872
  Selling..................................................................      8,831      9,776      8,991           8,211
  General and Administrative...............................................      7,726      7,620      8,047           8,722
  Internet Services........................................................         --      2,947      1,704           1,657
  Depreciation and Amortization............................................      3,130      6,329      7,487           7,283
  Special Compensation Charge..............................................         --         --         --           6,926
                                                                             ---------  ---------  ---------        --------
      Total Operating Costs and Expenses...................................     32,759     40,596     40,837          48,508
                                                                             ---------  ---------  ---------        --------
      Operating income.....................................................      6,395      3,478      6,386           2,433
Interest expense, net......................................................     (4,734)    (5,458)    (6,013)         (5,137)
Other income (expense).....................................................       (320)      (211)       181              --
                                                                             ---------  ---------  ---------        --------
Income (loss) before income taxes..........................................      1,341     (2,191)       554          (2,704)
Benefit (provision) for income taxes.......................................       (763)       523     (3,007)         (2,508)
                                                                             ---------  ---------  ---------        --------
Net income (loss)..........................................................  $     578  $  (1,668) $  (2,453)    $    (5,212)
                                                                             ---------  ---------  ---------        --------
                                                                             ---------  ---------  ---------        --------

BALANCE SHEET DATA:
(At End of Period)
Working capital (deficit)..................................................  $  (2,868) $  (4,717) $  (2,081)    $    (2,204)
Total assets...............................................................     21,217    154,125    147,311         139,610
Long-term debt (including current maturities)..............................     54,600     70,900     70,300          59,500
Stockholders' equity (deficit).............................................    (44,842)    65,620     63,167          64,782

OTHER DATA:
EBITDA: (1)
  Periodicals and Ancillary Products and Services..........................  $   9,525  $  12,490  $  14,830     $    10,264
  Internet Services........................................................         --     (2,683)      (957)           (548)
                                                                             ---------  ---------  ---------        --------
      Total................................................................  $   9,525  $   9,807  $  13,873     $     9,716
                                                                             ---------  ---------  ---------        --------
                                                                             ---------  ---------  ---------        --------
Capital Expenditures:
  Periodicals and Ancillary Products and Services..........................  $   1,511  $     436  $     486     $       473
  Internet Services........................................................        296        172         26              42
                                                                             ---------  ---------  ---------        --------
  Total....................................................................  $   1,807  $     608  $     512     $       515
                                                                             ---------  ---------  ---------        --------
                                                                             ---------  ---------  ---------        --------

------------------------------
(1) EBITDA is not a measure of performance under GAAP. Items excluded from income in calculating EBITDA are significant components in understanding and evaluating NLP's financial performance. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity, management understands that EBITDA is customarily used in evaluating publishing companies. The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the "Selected Financial Data" and the historical consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

OVERVIEW

    In March 1998, the Company acquired all the assets and certain liabilities of LegalTech for approximately $10.8 million. The excess purchase price over the net liabilities acquired was $11.3 million. In April 1998, the Company acquired the assets and certain liabilities of LCL for approximately $20.1 million. The excess purchase price over the net assets acquired was allocated $14.3 million and $6.3 million to identified intangibles and goodwill, respectively. The allocation was based on the assets' respective fair values at acquisition date. The results of operations of these acquisitions has been included in the Company's results of operations since the respective acquisition dates.

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

    The following table presents the results of operations for the year ended December 31, 1998, the calculation for the combined period ended December 31, 1997 and the results for the year ended December 31, 1996 (in thousands):

                                                                       AMERICAN LAWYER MEDIA, INC.
                                                  OLD ALM
                                       ------------------------------  ----------------------------
                                                       SEVEN MONTHS     FIVE MONTHS     COMBINED           NLP
                                        YEAR ENDED         ENDED           ENDED       YEAR ENDED     JAN. 1, 1997       TOTAL
                                       DECEMBER 31,      JULY 31,      DECEMBER 31,   DECEMBER 31,       THROUGH       COMBINED
                                           1996            1997            1997           1997        DEC. 21, 1997      1997
                                       -------------  ---------------  -------------  -------------  ---------------  -----------
OPERATING DATA:
Revenues:
Periodicals
  Advertising........................       26,659          18,146          13,410         31,556          26,402         57,958
  Subscription.......................       11,304           6,719           5,260         11,979           9,504         21,483
Ancillary Products and Services......        8,467           4,532           4,142          8,674          13,926         22,600
Internet Services....................        5,474           2,148           1,162          3,310           1,109          4,419
                                            ------          ------          ------         ------          ------     -----------
    Total revenues...................       51,904          31,545          23,974         55,519          50,941        106,460
                                            ------          ------          ------         ------          ------     -----------
Operating Costs and Expenses:
Editorial............................        7,141           4,023           3,323          7,346           5,837         13,183
Production and Distribution..........       12,469           6,919           5,766         12,685           9,872         22,557
Selling..............................        7,479           4,640           3,656          8,296           8,211         16,507
General and Administrative...........       16,829           9,531           7,145         16,676           8,722         25,398
Internet Services....................       11,886           6,464           2,988          9,452           1,657         11,109
Depreciation and Amortization........        2,488           1,590           3,273          4,863           7,283         12,146
Shutdown of ALM Internet Services....           --              --           3,000          3,000              --          3,000
Special Compensation Charge..........           --              --              --             --           6,926          6,926
                                            ------          ------          ------         ------          ------     -----------
    Total Operating Costs and
      Expenses.......................       58,292          33,167          29,151         62,318          48,508        110,826
                                            ------          ------          ------         ------          ------     -----------
    Operating (loss).................       (6,388)         (1,622)         (5,177)        (6,799)          2,433         (4,366)
                                            ------          ------          ------         ------          ------     -----------
                                            ------          ------          ------         ------          ------     -----------


                                        YEAR ENDED
                                       DECEMBER 31,
                                           1998
                                       -------------
OPERATING DATA:
Revenues:
Periodicals
  Advertising........................       67,510
  Subscription.......................       23,172
Ancillary Products and Services......       28,208
Internet Services....................        2,639
                                       -------------
    Total revenues...................      121,529
                                       -------------
Operating Costs and Expenses:
Editorial............................       15,523
Production and Distribution..........       26,266
Selling..............................       19,002
General and Administrative...........       30,012
Internet Services....................        4,667
Depreciation and Amortization........       26,302
Shutdown of ALM Internet Services....           --
Special Compensation Charge..........           --
                                       -------------
    Total Operating Costs and
      Expenses.......................      121,772
                                       -------------
    Operating (loss).................         (243)
                                       -------------
                                       -------------

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    The following discussion includes the year ended December 31, 1997 which is derived from the financial information for Old ALM for the seven months ended July 31, 1997 and for ALM for the five months ended December 31, 1997, including adjustments for the ALM Acquisition and financial information for NLP for the periods from January 1, 1997 through December 21, 1997, presented above. As a result, the financial information for the combined year ended December 31, 1997 has not been prepared on a basis in conformity with GAAP.

    For the year ended December 31, 1998, the financial results include the acquisitions of LegalTech, LCL and the Delaware Acquisition, since acquisition dates.

    OVERVIEW. Net revenues increased by $15.1 million, or 14.2%, from $106.5 million for the year ended December 31, 1997 to $121.5 million for the year ended December 31, 1998. Total operating costs and expenses increased $10.9 million, or 9.9%, from $110.8 million for the year ended December 31, 1997 to $121.8 million for the year ended December 31, 1998 due primarily to a $14.2 million increase in depreciation and amortization resulting from the ALM and NLP acquisitions. As a result, the operating loss decreased $4.1 million, or 94.4%, from a loss of $4.4 million for the year ended December 31, 1997 to a loss of $0.2 million for the year ended December 31, 1998, while EBITDA increased $18.3 million, or 234.9%, from $7.8 million for the year ended December 31, 1997 to $26.1 million for the year ended December 31, 1998. Internet Services revenues decreased $1.8 million, or 40.3%, from $4.4 million for the year ended December 31, 1997 to $2.6 million for the year ended December 31, 1998. Internet Services expenses decreased $6.4 million, or 58.0%, from $11.1 million for the year ended December 31, 1997 to

$4.7 million for the year ended December 31, 1998. Also included in the operating costs for 1997 was a special compensation charge of $6.9 million reflecting stock option and bonus payments related to the sale of NLP. Accordingly, excluding the net operating loss from Internet Services, the shutdown charge, and the one time special compensation charge, operating income decreased $10.5 million, or 85.4%, from $12.2 million for the year ended December 31, 1997 to $1.8 million for the year ended December 31, 1998, while EBITDA increased $3.7 million, or 15.1%, from $24.4 million to $28.1 million over the same periods.

    REVENUES. Advertising revenues increased $9.6 million, or 16.5%, from $58.0 million for the year ended December 31, 1997 to $67.5 million for the year ended December 31, 1998. The acquisition of LCL accounted for $3.9 million of this increase. Without LCL, revenues increased $5.7 million, or 9.8%, due principally to an increase in advertising rates as well as an overall increase in advertising pages.

    Subscription revenues increased $1.7 million, or 7.9%, from $21.5 million for the year ended December 31, 1997 to $23.2 million for the year ended December 31, 1998. This increase was primarily due to the acquisition of LCL.

    Revenues from ancillary products and services increased $5.6 million, or 24.8%, from $22.6 million for the year ended December 31, 1997 to $28.2 million for the year ended December 31, 1998. The additions of LCL and LegalTech accounted for $3.1 million of the increase. The $2.5 million balance of this increase was due to an increase in the number of book updates released along with increased royalty income. In addition, a portion of book sales historically recorded in the fourth quarter were shipped and included in the first quarter results of 1998.

    Revenues from Internet Services decreased $1.8 million, or 40.3%, from $4.4 million for the year ended December 31, 1997 to $2.6 million for the year ended December 31, 1998. This decrease is attributable primarily to the shutdown of Counsel Connect, Old ALM's internet service.

    OPERATING EXPENSES. Total operating costs and expenses increased $10.9 million, or 9.9%, from $110.8 million for the year ended December 31, 1997 to $121.8 million for the year ended December 31, 1998. This increase is due to a $14.2 million increase in depreciation and amortization resulting from the ALM and NLP acquisitions. The inclusion of $7.1 million in expenses from LCL and LegalTech as well as other normal operating expense increases were offset by the reduction in internet service expenses.

    Editorial expenses increased by $2.3 million, or 17.8%, from $13.2 million for the year ended December 31, 1997 to $15.5 million for the year ended December 31, 1998 as a number of key vacant positions were filled. The addition of LCL accounted for $0.7 million of the increase.

    Production and distribution expenses increased $3.7 million, or 16.4%, from $22.6 million for the year ended December 31, 1997 to $26.3 million for the year ended December 31, 1998. The addition of LCL and LegalTech accounted for $2.0 million of the increase. The remainder of this increase is primarily the result of the increased book sales as well as higher paper usage at ALM's printing facilities.

    Selling expenses increased $2.5 million, or 15.1%, from $16.5 million for the year ended December 31, 1997 to $19.0 million for the year ended December 31, 1998. This increase is primarily the result of the additions of LCL and LegalTech.

    General and administrative expenses increased $4.6 million, or 18.2%, from $25.4 million for the year ended December 31, 1997 to $30.0 million for the year ended December 31, 1998. This increase reflects $2.0 million of costs associated with the addition of LCL and LegalTech. The balance of the increase is primarily the result of transition costs associated with the Company's new corporate structure and salary increases.

    Internet Services expenses decreased $6.4 million, or 58.0%, from $11.1 million for the year ended December 31, 1997 to $4.7 million for the year ended December 31, 1998. This decrease is the direct result of the shutdown of Counsel Connect.

    Depreciation and amortization expenses increased $14.2 million, or 116.5%, from $12.1 million for the year ended December 31, 1997 to $26.3 million for the year ended December 31, 1998. These expenses are not comparable for the two periods due to purchase accounting adjustments related to the ALM and NLP acquisitions.

    OPERATING INCOME. As a result of the above factors, the operating loss decreased $4.1 million, or 94.4%, from $4.4 million for the year ended December 31, 1997 to $0.2 million for the year ended December 31, 1998. EBITDA increased $18.3 million, or 234.9%, from $7.8 million for the year ended December 31, 1997 to $26.1 million for the year ended December 31, 1998. Excluding the one-time charges in 1997 related to the shutdown of Counsel Connect and special compensation charge, EBITDA increased $8.4 million, or 47.2%, from $17.7 million for the year ended December 31, 1997 to $26.1 million for the year ended December 31, 1998. Excluding all Internet Services and the special compensation charge, EBITDA increased $3.7 million, or 15.1%, from $24.4 million for the year ended December 31, 1997 to $28.1 million for the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

    The following discussion for the year ended December 31, 1997 is derived from the financial information for Old ALM for the seven months ended July 31, 1997 and for ALM for the five months ended December 31, 1997, including adjustments for the ALM Acquisition and financial information for NLP for the period from December 22, 1997 through December 31, 1997, presented above. As a result, the financial information for the combined year ended December 31, 1997, has not been prepared on a basis in conformity with GAAP.

    INTERNET SERVICES. ALM's prior Internet service, Counsel Connect, incurred material expenses for the years ended December 31, 1996 and December 31, 1997 due to the nature of the service. Counsel Connect was a service which attempted to serve all the Internet needs of its lawyer subscribers: security, connectivity, customer service and editorial content. The technology necessary to provide and support these services necessitated material spending on connectivity costs, outside system providers and internal personnel to do programming and handle customer inquiries. The ambitious editorial content, which included seminars and discussion forums also resulted in spending material amounts on editorial staff and outside content providers. In an attempt to enroll enough subscribers to cover these costs there was also a material amount spent on advertising and sales efforts.

    Due to these costs and the lack of sufficient associated revenues, the Company decided to shut down Counsel Connect and transfer certain remaining components into a new combined service. These components include trademarks, trade names, customer lists, and certain Counsel Connect employees. The new service will not be an Internet service provider. The Company has also made the decision to eliminate the high level of Internet security which was an integral part of Counsel Connect's intended appeal to its lawyer subscribers. This decision creates a simpler Internet site and eliminates the need for technical and customer service employees.

    The Company's decision to shut down Counsel Connect was made in light of the NLP acquisition and the changes discussed above have since been implemented. The contracts with Counsel Connect's Internet providers have been or are in the process of being renegotiated or terminated. The following comparison of the years ended December 31, 1996 and 1997 excludes operating data relating to Counsel Connect. Management believes that a comparison which excludes such operating data provides a more meaningful discussion of ALM's results of operations for such periods.

    Net operating losses for Internet Services were $6.4 million for the year ended December 31, 1996 and $9.1 million for the year ended December 31, 1997. The historical financial data for ALM for the five months ended December 31, 1997 includes expenses of $5.9 million related to the shut down. This amount includes Internet Services operating expenses of $2.9 million as well as a provision of $3.0 million to cover severance costs, uncollectible receivables, writedown of computer and network equipment and the termination or restructuring of certain contracts related to network services that provided internet access.

    OVERVIEW. Net revenues (excluding Internet Services) increased $5.8 million, or 12.4%, from $46.4 million for the year ended December 31, 1996 to $52.2 million for the year ended December 31, 1997. Total operating costs and expenses (excluding Internet Services) increased $3.5 million, or 7.5%, from $46.4 million to $49.9 million over the same period. Operating income (excluding Internet Services) increased $2.3 million from breakeven for the year ended December 31, 1996 to $2.3 million for the year ended December 31, 1997 while EBITDA increased $4.7 million from $2.5 million to $7.2 million over the same period.

    REVENUES. Advertising revenues increased $4.9 million, or 18.4%, from $26.7 million for the year ended December 31, 1996 to $31.6 million for the year ended December 31, 1997. The increase in advertising revenues was primarily attributable to an increase in the total volume of advertising pages stemming, in part, from both an increase in the frequency of CORPORATE COUNSEL and from strong legal industry trends.

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

    OPERATING EXPENSES. Total operating costs and expenses (excluding Internet Services) increased $3.5 million, or 7.5%, from $46.4 million for the year ended December 31, 1996 to $49.9 million for the year ended December 31, 1997. Editorial expenses increased $0.2 million, or 2.9%, from $7.1 million for the year ended December 31, 1996 to $7.4 million for the year ended December 31, 1997 due to the inclusion of NLP's editorial expenses of $0.2 million for the period from December 22, 1997 through December 31, 1997. Production and distribution expenses increased $0.2 million, or 1.7%, from $12.5 million for the year ended December 31, 1996 to $12.7 million for the year ended December 31, 1997 due to the inclusion of NLP's production and distribution cost of $0.3 million for the period from December 22, 1997 through December 31, 1997. Selling expenses increased $0.8 million, or 10.9%, from $7.5 million for the year ended December 31, 1996 to $8.3 million for the year ended December 31, 1997. This increase was a direct result of increased advertising sales and associated commissions as well as inclusion of $0.4 million of NLP expenses for the period from December 22, 1997 through December 31, 1997. General and administrative expenses decreased $0.2 million, or 0.9%, from $16.8 million to $16.7 million over the same periods. This decrease was due, in part, to the elimination in 1997 of certain executive bonus compensation for the former Chairman of Old ALM, who resigned prior to the ALM Acquisition.

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

RESULTS OF OPERATIONS-NLP

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

    REVENUES. Advertising revenues increased $3.1 million, or 13.2%, from $23.3 million for the year ended December 31, 1996 to $26.4 million for the year ended December 31, 1997. This increase was due principally to an increase in advertising rates, an overall increase in advertising pages and the publication of three additional issues of LAW TECHNOLOGY NEWS partially offset by the inclusion of the results from the final eleven days of 1997 in the Company's figures. In relation to advertising revenues, this period includes seven issues of the NEW YORK LAW JOURNAL and two issues of THE NATIONAL LAW JOURNAL.

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

    Production and distribution expenses increased $1.2 million, or 13.7%, from $8.7 million for the year ended December 31, 1996 to $9.9 million for the year ended December 31, 1997. This increase is primarily the result of a change in the expense classification of fulfillment costs of $1.0 million from selling to production and distribution. Otherwise, the marginal increase of $0.2 million, or 1.9%, was attributable primarily to LAW TECHNOLOGY NEWS, which experienced an increase in production and distribution expenses of 39.2% due to the addition of three issues and an increase in controlled circulation of 10,000 per issue, partially offset by the final seven issues of the NEW YORK LAW JOURNAL and two issues of THE NATIONAL LAW JOURNAL which are included in the Company's results.

    Selling expenses decreased $0.8 million, or 8.7% from $9.0 million for the year ended December 31, 1996 to $8.2 million for the year ended December 31, 1997. This decrease is primarily the result of a change in the expense classification of fulfillment costs of $1.0 million from selling to production and distribution and of bad debt expense of $0.7 million from selling to general and administrative. Without these changes, the increase of $0.9 million, or 10.8%, is primarily due to a change in method of accounting for deferred subscriber acquisition costs, an increase in efforts designed to update and improve the controlled circulation list of LAW TECHNOLOGY NEWS, and a 17.3% increase in commission expense directly related to the increase in advertising sales.

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

LIQUIDITY AND CAPITAL RESOURCES

    CAPITAL EXPENDITURES. The Company's operations are not usually capital intensive. Capital expenditures were $3.9 million for the year ended December 31, 1998. Capital spending in 1999 is expected to be approximately $8.0 million. This is higher than historical and expected future spending due to new editorial and advertising systems to support new initiatives and facilities.

    NET CASH PROVIDED BY OPERATING ACTIVITIES. Net cash provided by operating activities was $5.2 million for the year ended December 31, 1998 as a net loss of $15.2 million, along with reductions in accounts payable, accrued expenses and other non-current liabilities of $1.5 million, $2.9 million and $1.9 million respectively, were more than offset by depreciation and amortization of $26.3 million.

    NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was $35.7 million for the year ended December 31, 1998. In March 1998, the Company acquired LegalTech for $10.8 million in cash and incurred $0.2 in deal costs. In April 1998, the Company acquired LCL for $20.1 million in cash and incurred $0.5 million of deal costs. In addition, capital expenditures were $3.9 million for the year.

    NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities totaled $21.8 million for the year ended December 31, 1998, which primarily reflects a $15.0 million capital contribution made by Holdings and a drawdown of $8.5 million under the revolving credit agreement.

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

    YEAR 2000 COMPLIANCE. The Company is in the process of modifying, upgrading or replacing its computer software applications and systems which the Company expects will accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company has developed a technology plan which the Company is currently implementing, to replace all client and server based software systems necessary to be Year 2000 compliant. The applications that the Company is installing and upgrading include, but are not limited to, our Editorial and workflow systems (QPS), Classified/Display (Atex), Accounting (Solomon), Payroll (ADP), circulation/fulfillment (Multi-pub), e-mail (MS Exchange) and its business suite applications (MS Office 97 and 98). All vendors have assured the Company in writing that their respective software packages are Year 2000 compliant.

    The Company has also upgraded its network infrastructure with a 100baseT switched environment. Layer three switches form the backbone of the Company's new infrastructure, that also incorporates gigabit technology. The Company has also purchased new Servers (Compaq Proliants) and implemented failover systems such as a Compaq Standby Recovery Server in an effort to both ensure complete redundancy, and Year 2000 compliance. With respect to desktop applications, the Company is continuing its efforts to replace all systems purchased before 1999 with new systems. This includes both PC and Mac clients. Both Dell (PCs) and Apple (Macs) have committed to the Company in writing that their systems are Year 2000 compliant.

    The Company is working with its system software vendors to ensure that necessary patches are installed to make the Company Year 2000 compliant. These vendors include, but are not limited to; Microsoft (Window NT workstation and Server), Novell (NetWare 4.x), Sun (Solaris 2.4), and Apple (Mac OS 8.5). Following completion of all current work, the Company intends to hire a Year 2000 consultant to help verify the integrity of all systems; hardware (networking and desktop), and software (application and system). The Company does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. The Company believes that it will be able to achieve compliance by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any adverse information concerning the compliance status of its suppliers and customers.

    The Company's management is currently working on Year 2000 contingency plans that include a description of the resources, staff roles, procedures, and timetables needed for its implementation. These plans will include the following strategies for meeting minimum acceptable output requirements for each critical business process: quick fix, partial replacement, full redundancy and outsourcing. The basic implementation modes for the quick fix, partial, and full replacement of functionality provided by failed mission-critical systems are manual replacement, semi-automated replacement and automated replacement. These plans will be completed for each critical business process no later than three months prior to the date management currently projects the process to be Year 2000 compliant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    On March 25, 1998, Holdings and the Company (as the "Borrower") signed a Credit Agreement with various banks that has a combined Revolving Commitment in the initial principal amount of $40,000,000. The Revolving Credit Facility is guaranteed by Holdings and by all subsidiaries of the Company. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by Holdings of all of the stock of the Company. Each revolving loan shall bear interest on the outstanding principal amount from the borrowing date until it becomes due at a rate per annum equal to the "Base Rate" or the Eurodollar rate plus the "Applicable Margin" of 1.5% for base rate loans and 2.5% for Eurodollar rate loans. The Base Rate is the higher of the Bank of America publicly announced "Reference Rate" or the Federal Funds Rate plus 0.5%. The amount outstanding under the Revolving Credit Facility was $8,500,000 at December 31, 1998. The interest rate at December 31, 1998 was 7.75%. A 10% increase in the average rate, during 1998, would have increased the Company's net loss to approximately $(15,201,000).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements and Exhibits, which appears on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

    The following table sets forth certain information regarding each of the executive officers, directors and certain other key employees of the Company and Holdings, as of March 15, 1999.

NAME                                                       AGE                            POSITION
-----------------------------------------------------      ---      -----------------------------------------------------

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES OF
  THE COMPANY AND HOLDINGS

Bruce Wasserstein....................................          51   Chairman and Director

William L. Pollak....................................          43   President, Chief Executive Officer and Director

Anup Bagaria.........................................          26   Director

Bruce Barnes.........................................          37   Director

Michael J. Biondi....................................          41   Director

Robert C. Clark......................................          55   Director

Donald G. Drapkin....................................          51   Director

James A. Finkelstein.................................          50   Director

Andrew G.T. Moore, II................................          63   Director

Jack Berkowitz.......................................          52   Vice President, Strategic Planning

Steven Farbman.......................................          38   Vice President and Chief Operating Officer

Stephen C. Jacobs....................................          37   Vice President, General Counsel and Secretary

Leslye G. Katz.......................................          44   Vice President and Chief Financial Officer

Paul Mastronardi.....................................          40   Vice President, Finance

Peter E. Scheer......................................          48   Vice President, Electronic Publishing

Winthrop Stevens.....................................          57   Vice President, Consumer Advertising

Kevin Vermuelen......................................          35   Vice President, National Advertising

    Each Director is elected annually and serves until the next annual meeting of stockholders or until his or her successor is duly elected and qualified. The Independent Directors are each compensated $20,000 per year for their service as Directors and receive reimbursement of expenses incurred from their attendance at Board of Directors meetings. Directors will also be eligible to participate in an equity participation plan to be established.

    The Board has established an executive committee (the "Executive Committee") consisting of three members, currently Bruce Wasserstein, Bruce Barnes and Anup Bagaria. The Executive Committee has been delegated the authority to approve (i) the acquisition and divestiture by the Company of an affiliate of the Company of all or a portion of one or more business entities for a price of up to $25 million, (ii) the appointment of senior officers of the company or its affiliates and termination of such employment, (iii) the preparation and approval of short-term and long-term budgets, and (iv) other material policy-level decisions to the extent permitted by the Delaware General Corporation Law.

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES OF THE COMPANY AND HOLDINGS

    Bruce Wasserstein is Chairman of the Board of Directors of ALM and Holdings. He is Chairman, Chief Executive Officer and founder of WPG. Previously, Mr. Wasserstein served as a Director and the Chairman of Maybelline, Inc. and as a Director of Collins & Aikman Corp. Before establishing WPG, Mr. Wasserstein was Co-Head of Investment Banking at The First Boston Corporation, and a Managing Director and Member of its Management Committee. Prior to joining First Boston in 1977, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore in New York City. Mr. Wasserstein graduated with honors from the University of Michigan in 1967. In 1971 he graduated from Harvard Business School as a Baker Scholar with high distinction, and earned a J.D., CUM LAUDE, from Harvard Law School. In 1972 he was a Knox Traveling Fellow at Cambridge University. Mr. Wasserstein is a member of the Council on Foreign Relations. He has served as a member of the SEC's Advisory Committee on Tender Offers and as a member of the Visiting Committees of Harvard Law School and the University of Michigan.

    William L. Pollak has served as President, Chief Executive Officer and Director since March 1998. Before joining the Company, Mr. Pollak spent 16 years at the New York Times, where he held a variety of positions, most recently as Executive Vice President, Circulation. Mr. Pollak received an M.B.A. from Harvard Business School in 1982 and a B.A. from Harvard College in 1978.

    Anup Bagaria has served as a Director of the Company and Holdings since their founding. He is a Vice President of Wasserstein Perella & Co., Inc. He graduated from the Massachusetts Institute of Technology.

    Bruce R. Barnes has served as a director of the Company and Holdings since November 1998. Dr. Barnes has been Managing Director of Wasserstein Perella & Co., Inc. since February 1997 and has been a senior member of its Merchant Banking Group since September 1998. He was Executive Vice President of Ziff Brothers Investments, L.L.C., a private investment company, from January 1995 to June 1996. Prior to that, at Ziff Communications Company, a privately-held publishing and media company, Dr. Barnes was Senior Vice President and Chief Financial Officer from September 1993 to December 1994 and was Vice President and Special Assistant to the Chairman from November 1992 to September 1993. Dr. Barnes received a B.A. in Economics MAGNA CUM LAUDE and a Ph.D. in Economics from the University of Pennsylvania. Dr. Barnes is also a director of Collins & Aikman Corporation.

    Michael J. Biondi has served as a Director of the Company and Holdings since March 1998. He is Chairman and Chief Executive Officer of Wasserstein Perella & Co., Inc. Mr. Biondi holds M.B.A. and J.D. degrees from the Wharton School and the University of Pennsylvania Law School, respectively. Prior to joining Wasserstein Perella, Mr. Biondi was a member of the First Boston Mergers & Acquisitions Group, and practiced law at Skadden, Arps, Slate, Meagher & Flom.

    Robert C. Clark has served as a Director of the Company and Holdings since their founding. He has been Dean of the Harvard Law School since 1989 and is Royall Professor of Law. Mr. Clark joined Harvard Law School in 1979 after four years at Yale Law School, where he was a tenured professor. Mr. Clark is a corporate law specialist and author of numerous texts and legal articles. Prior to his academic career, he was an attorney with Ropes & Gray. Professor Clark has a Ph.D. from Columbia University and a J.D. MAGNA CUM LAUDE from Harvard Law School. He is a trustee of Teachers' Insurance Annuity Association (TIAA). He is currently a Director of Collins & Aikman Corp. and of Household International, Inc. He was previously a Director of Maybelline, Inc.

    Donald G. Drapkin has served as a Director of the Company and Holdings since their founding. He has been a Director and Vice Chairman and Director of MacAndrews & Forbes Holdings Inc. and various of its affiliates since 1987. Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom for more than five years prior to 1987. Mr. Drapkin also is a Director of the following corporations which file reports pursuant to the Exchange Act: Algos Pharmaceutical Corporation, Anthracite Capital, Inc., BlackRock Asset Investors, Cardio Technologies, Inc., The Molson Companies Limited, Revlon

Consumer Products Corporation, Revlon, Inc., Playboy Enterprises, Inc., Weider Nutrition International, Inc., and VIMRX Pharmaceuticals Inc. (On December 27, 1996, Marvel, Marvel Holdings, Marvel Parent and Marvel III of which Mr. Drapkin was a Director on such date, and several subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.)

    James A. Finkelstein has served as a Director of the Company and Holdings since March 1998. He has been President and Chief Executive Officer of JAF Communications, LLC since July 1998. Prior to that, Mr. Finkelstein served as President and Chief Executive Officer of NLP and its predecessor companies since 1974. He joined the New York Law Publishing Company in 1970. He was the former publisher of the NEW YORK LAW JOURNAL and the founder and publisher of THE NATIONAL LAW JOURNAL. Mr. Finkelstein holds a B.A. from New York University and an Honorary Doctor of Laws degree from Hofstra Law School. He currently serves on the Faculty of Arts and Sciences Board of Overseers at New York University.

    Andrew G. T. Moore, II has served as a Director of the Company and Holdings since their founding. He is a Managing Director of Wasserstein Perella and is a former Justice of the Delaware Supreme Court. Justice Moore served on the Delaware Supreme Court for 12 years until 1994. Justice Moore has served as the Lehmann Distinguished Visiting Professor of Law at Washington University in St. Louis. He has also served as an adjunct professor of law at the Georgetown University Law Center, University of Iowa College of Law and Widener University School of Law, where he taught seminars in advanced corporation law. He also teaches comparative principles of international corporation law at the Tulane University Institute of European Legal Studies in Paris, and has been a guest lecturer at various law schools and national corporate law programs in the United States, Canada and Europe. He graduated from Tulane University with B.B.A. and J.D. degrees. He served as law clerk to Delaware Chief Justice Charles L. Terry, Jr. in 1963. From 1964-1982 Justice Moore practiced law in Wilmington, Delaware, primarily in the field of corporate litigation. He was a partner of the firm of Connolly, Bove, Lodge & Hutz.

    Jack Berkowitz has served as Vice President, Strategic Planning of the Company since January, 1999. Mr. Berkowitz had served as a consultant to the Company for the past year. Mr. Berkowitz is a 25 year veteran of the publishing industry. As a consultant, in addition to the Company, his client roster has included Cowles Business Media, Hearst Magazines, Time Inc., Felker Media, Associated Newspapers and Adweek. Mr. Berkowitz had previously served as Executive Vice President of the Village Voice and President of The Nation.

    Steven Farbman has been Vice President and Chief Operating Officer of the Company since 1998. He served in a variety of capacities at NLP since January 1986, including President of Law Journal Seminars-Press and Senior Vice President and Chief Operating Officer. Prior to joining NLP, Mr. Farbman spent two years as Business Manager of NEW YORK CONSTRUCTION NEWS, a weekly newspaper based in New York City and worked in marketing for Warner Communications, Inc. Mr. Farbman graduated from The George Washington University in Washington, D.C.

    Stephen C. Jacobs has served as Vice President, General Counsel and Secretary of the Company since May 1998. Prior to joining the Company, Mr. Jacobs was Assistant General Counsel, Global Transactions for American International Group, Inc. Previously, he was in private practice at Winthrop Stimson Putnam & Roberts and at Hunton & Williams, both in New York. Mr. Jacobs holds a B.A., CUM LAUDE, from the University of Pennsylvania and a J.D. from Columbia University.

    Leslye G. Katz has served as Vice President and Chief Financial Officer of the Company since September 1998. Prior to joining the Company, Ms. Katz served as Vice President and Treasurer of IMS Health, Inc. Previously, she held senior financial management positions for 18 years in the publishing industry, most recently as Senior Vice President and Chief Financial Officer of Reuben H. Donnelley. Ms. Katz began her career at The Dun and Bradstreet Corporation where she held a variety of financial management positions. She received a bachelor's degree from Brown University and a master's degree in business administration from the Wharton School of the University of Pennsylvania.

    Paul Mastronardi has been Vice President, Finance of the Company since 1998. He joined NLP in March 1996 as Chief Financial Officer and was elected Vice President, Finance in April 1996. He served as Director of Financial Planning for Bantam Doubleday Bell, a division of Bertelsmann Inc., from April 1995 to March 1996. Prior to that time, Mr. Mastronardi spent fourteen years at Gruner & Jahr USA Publishing, where he served in a variety of capacities, including Staff Accountant, Manager of Information Systems, Senior Financial Manager and Director of Financial Planning. Mr. Mastronardi holds a B.S. in Accounting and an M.S. in Finance from St. John's University.

    Winthrop Stevens has served as Vice President, Consumer Advertising for the Company since April 1998. Previously, Mr. Stevens had been Senior Vice President, Sales and Marketing for VNU (United Dutch Publishing Companies). His career in publishing and advertising sales has included 14 years at the New York Times Magazine Group and 15 years at Readers Digest.

    Kevin Vermuelen has been Vice President, National Advertising of the Company since 1998. Prior to that he was a Vice President of Sales for NLP since 1996. Mr. Vermuelen joined NLP in October 1992. He previously worked for Miller Freeman and Gordon Publications as a Regional Manager. Mr. Vermuelen graduated from Brockport State University in 1985.

ITEM 11. EXECUTIVE COMPENSATION

    The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and certain other executive officers of the Company for the year ended December 31, 1998 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the year ended December 31, 1998. There were no options to purchase capital stock of the Company or Holdings granted to or held by the Named Executive Officers during or at the end of the Company's last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                  ANNUAL COMPENSATION
                                                                 ------------------------------------------------------

                                                                                           OTHER ANNUAL     ALL OTHER
                                                                                           COMPENSATION   COMPENSATION
NAME AND PRINCIPAL POSITION                             YEAR     ($) SALARY    ($) BONUS        ($)            ($)
----------------------------------------------------  ---------  -----------  -----------  -------------  -------------

William Pollak, President and Chief Executive
  Officer(1)........................................       1998     325,000      333,000                     539,256(2)

Steven Farbman, Vice President-Chief Operating
  Officer(3)........................................       1998     244,200       75,000

Leslye G. Katz, Vice President and Chief Financial
  Officer(4)........................................       1998     100,000       50,000                     204,200(5)

Stephen C. Jacobs, Vice President, General Counsel
  and Secretary(6)                                         1998     133,333       33,333

Paul Mastronardi, Vice President-Finance............       1998     137,250       65,000

------------------------

(1) Executive's employment with the Company pursuant to his employment agreement commenced as of March 9, 1998. See "Employment Agreements".

(2) Represents payments made by the Company to Mr. Pollak pursuant to the terms of his employment agreement with the Company to reimburse him for the value of options forfeited upon his resignation from his former employer.

(3) Executive's employment with the Company pursuant to his employment agreement commenced as of August 1, 1998. See "Employment Agreements."

(4) Executive's employment with the Company pursuant to her employment agreement commenced as of September 1, 1998. See "Employment Agreements".

(5) Represents payment made by the Company to Ms. Katz pursuant to the terms of her employment agreement with the Company to reimburse her for the value of options forfeited upon her resignation from her previous employer.

(6) Executive's employment with the Company pursuant to his employment agreement commenced as of May 4, 1998. See "Employment Agreements."

                             EMPLOYMENT AGREEMENTS

    Effective March 9, 1998, the Company hired Mr. Pollak as its President and Chief Executive Officer pursuant to a five year employment agreement. The employment agreement provides for an annual base salary of $400,000, subject to increases of 5% annually during the term. In addition, the employment agreement provides for a bonus of $400,000 after the first year of the term and a bonus of between 50% and 150% of the base salary, as determined by the Board of Directors, in each of the remaining years of the term. Mr Pollak is also entitled to payments for options granted to him and forfeited upon his resignation from his former employer. The employment agreement provides that if Mr. Pollak's employment is terminated by the Company without cause or by Mr. Pollak with good reason, Mr. Pollak will be entitled to severance equal to the amount of Mr. Pollak's salary and bonus accrued but unpaid through the termination date and one year's salary commencing on the termination date, together with any accrued but unpaid bonus. The employment agreement also provides that the Company will adopt a stock option plan and will issue options to purchase shares of common stock of the Company pursuant to the terms and conditions to be set forth in a stock option award agreement between Mr. Pollack and the Company.

    The Company has an employment agreement with Mr. Farbman which provides for the employment of Mr. Farbman with the Company as Vice President and Chief Operating Officer expiring on December 31, 1999. The employment agreement provides for an annual base salary of $250,000. In addition, the employment agreement provides for contingent bonuses during the term. The employment agreement provides that if Mr. Farbman's employment is terminated by the Company without cause or by Mr. Farbman with good reason, Mr. Farbman will be entitled to severance equal to the amount of Mr. Farbman's salary and bonus accrued but unpaid through the termination date and six months' salary commencing on the termination date, together with any accrued but unpaid bonus.

    Effective September 1, 1998, the Company hired Ms. Katz as its Vice President and Chief Financial Officer pursuant to a five year employment agreement. The employment agreement provides for an annual base salary of $300,000 subject to increases of 5% annually during the term. In addition, the employment agreement provides for a bonus of $150,000 after the first year of the term and a bonus of between 25% and 75% of the base salary, as determined by the Board of Directors, in each of the remaining years of the term. Ms. Katz is also entitled to payments for options granted to her and forfeited upon her resignation from her prior employer. The employment agreement provides that if Ms. Katz's employment is terminated by the Company without cause or by Ms. Katz with good reason, Ms. Katz will be entitled to severance equal to the amount of Ms. Katz's salary and bonus accrued but unpaid through the termination date and one year's salary commencing on the termination date, together with any accrued but unpaid bonus. The employment agreement also provides that the Company will adopt a stock option plan and will issue options to purchase shares of common stock of the Company pursuant to terms and conditions to be set forth in a stock option award agreement between Ms. Katz and the Company.

    Effective May 4, 1998, the Company hired Stephen C. Jacobs as its Vice President, General Counsel and Secretary pursuant to a five year employment agreement. The employment agreement provides for an annual base salary of $200,000 subject to increases of 5% annually during the term. In addition, the employment agreement provides for a bonus of $50,000 after the first year of the term and a bonus of up to

$50,000, as determined by the Board of Directors, in each of the remaining years of the term. The employment agreement provides that if Mr. Jacob's employment is terminated by the Company without cause or by Mr. Jacobs with good reason, Mr. Jacobs will be entitled to severance equal to the amount of Mr. Jacobs's salary and bonus accrued but unpaid through the termination date and three months' salary commencing on the termination date, together with any accrued but unpaid bonus. The employment agreement also provides that the Company will adopt a stock option plan and will issue options to purchase shares of common stock of the Company pursuant to terms and conditions to be set forth in a stock option award agreement between Mr. Jacobs and the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the outstanding shares of the Company are beneficially owned by Holdings. The following table sets forth certain information regarding beneficial ownership of Holdings as of December 31, 1998 by (i) each person (or group of affiliate persons) known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of Holdings, (ii) each Director, Director nominee, and the Chief Executive Officer and Vice President of the Company, and (iii) all directors and executive officers of the Company as a group.

NAME AND ADDRESS                                                   NUMBER OF SHARES    PERCENTAGE OF TOTAL SHARES
  OF BENEFICIAL OWNER                                              OF COMMON STOCK    OF COMMON STOCK OUTSTANDING
----------------------------------------------------------------  ------------------  ----------------------------

U.S. Equity Partners, L.P. (1)..................................          56,996                   47.497%

ALM Offshore Intermediate Holdings, Inc. (2)....................          14,411                   12.009%

Wasserstein & Co., Inc..........................................          48,593                   40.494%
                                                                         -------                  -------

      Total.....................................................         120,000                  100.000%

------------------------

(1) Includes approximately 2.9% of the issued and outstanding common stock of Holdings held by a coinvestor of USEP which has granted WPMP, the general partner of USEP, an irrevocable proxy to vote such shares of common stock.

(2) ALM Offshore Intermediate Holdings, Inc., is a wholly-owned subsidiary of U.S. Equity Partners (Offshore) L.P.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company is a wholly-owned subsidiary of Holdings. A majority of Holdings' equity securities are held by USEP and its affiliates. USEP is a Delaware limited partnership investment fund of which WPMP is the general partner. WPMP is controlled by Wasserstein Perella & Co., Inc. WPMP is entitled to receive a monitoring fee in an amount not to exceed $1.0 million in respect of any year. For advisory services rendered by WPMP to the Company in connection with the LegalTech Acquisition, the Company paid WPMP a fee of 1% of the purchase price for LegalTech. For advisory services rendered by WPMP to the Company in connection with the LCL Acquisition, the Company paid WPMP a fee of 1% of the purchase price for LCL at the closing of the LCL Acquisition.

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

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                               PAGE
                                                                                                             ---------
CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN LAWYER MEDIA, INC.
Report of Independent Public Accountants as of and for the Year Ended December 31, 1998 and the Five Months
  Ended December 31, 1997 of American Lawyer Media, Inc....................................................        F-3
Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997 of American Lawyer Media, Inc....        F-4
Consolidated Statements of Operations for the Year Ended December 31, 1998 and the Five Months Ended
  December 31, 1997 of American Lawyer Media, Inc..........................................................        F-5
Consolidated Statements of Changes in Stockholder's Equity for the Year Ended December 31, 1998 and the
  Five Months Ended December 31, 1997 of American Lawyer Media, Inc........................................        F-6
Consolidated Statements of Cash Flows for the Year Ended December 31, 1998 and the Five Months Ended
  December 31, 1997 of American Lawyer Media, Inc..........................................................        F-7
Notes to the Consolidated Financial Statements as of December 31, 1998 and 1997 of American Lawyer Media,
  Inc......................................................................................................        F-8

FINANCIAL STATEMENTS OF AMERICAN LAWYER MEDIA, L.P. (OLD ALM)
Report of Independent Public Accountants as of and for the Seven Months Ended July 31, 1997 of American
  Lawyer Media, L.P........................................................................................       F-21
Balance Sheet as of July 31, 1997 of American Lawyer Media, L.P............................................       F-22
Statement of Operations for the Seven Months Ended July 31, 1997 of American Lawyer
  Media, L.P...............................................................................................       F-23
Statement of Changes in Partners' Capital and Accumulated Deficit for the Seven Months Ended July 31, 1997
  of American Lawyer Media, L.P............................................................................       F-24
Statement of Cash Flows for the Seven Months Ended July 31, 1997 of American Lawyer Media, L.P.............       F-25
Notes to the Financial Statements as of July 31, 1997 of American Lawyer Media, L.P........................       F-26

FINANCIAL STATEMENTS OF AMERICAN LAWYER MEDIA, L.P. (OLD ALM)
Report of Independent Public Accountants as of and for the Year Ended December 31, 1996 of American Lawyer
  Media, L.P...............................................................................................       F-31
Balance Sheet as of December 31, 1996 of American Lawyer Media, L.P........................................       F-32
Statement of Operations for the Year Ended December 31, 1996 of American Lawyer
  Media, L.P...............................................................................................       F-33
Statement of Changes in Partners' Capital and Accumulated Deficit for the Year Ended December 31, 1996 of
  American Lawyer Media, L.P...............................................................................       F-34
Statement of Cash Flows for the Year Ended December 31, 1996 of American Lawyer
  Media, L.P...............................................................................................       F-35
Notes to the Financial Statements as of December 31, 1996 of American Lawyer Media, L.P....................       F-36

CONSOLIDATED FINANCIAL STATEMENTS OF NATIONAL LAW PUBLISHING COMPANY, INC.
Report of Independent Public Accountants as of and for the Period from January 1, 1997 through December 21,
  1997 of National Law
  Publishing Company, Inc..................................................................................       F-41
Consolidated Balance Sheet as of December 21, 1997 of National Law
  Publishing Company, Inc..................................................................................       F-42
Consolidated Statement of Operations for the Period from January 1, 1997 through
  December 21, 1997 of National Law Publishing Company, Inc................................................       F-43
Consolidated Statement of Stockholders' Equity for the Period from January 1, 1997 through December 21,
  1997 of National Law Publishing Company, Inc.............................................................       F-44

                                                                                                               PAGE
                                                                                                             ---------
Consolidated Statement of Cash Flows for the Period from January 1, 1997 through
  December 21, 1997 of National Law Publishing Company, Inc................................................       F-45
Notes to the Consolidated Financial Statements as of December 21, 1997 of National Law Publishing Company,
  Inc......................................................................................................       F-46

CONSOLIDATED FINANCIAL STATEMENTS OF NATIONAL LAW PUBLISHING COMPANY, INC.
Independent Auditor's Report of the Consolidated Financial Statements as of and for the Year Ended December
  31, 1996 of National Law Publishing Company, Inc.........................................................       F-54
Consolidated Balance Sheet as of December 31, 1996 of National Law
  Publishing Company, Inc..................................................................................       F-55
Consolidated Statement of Operations for the Year Ended December 31, 1996 of National Law Publishing
  Company, Inc.............................................................................................       F-56
Consolidated Statement of Stockholders' Equity (Deficiency) for the Year Ended December 31, 1996 of
  National Law Publishing Company, Inc.....................................................................       F-57
Consolidated Statement of Cash Flows for Year Ended December 31, 1996 of National Law Publishing Company,
  Inc......................................................................................................       F-58
Notes to the Consolidated Financial Statements as of December 31, 1996 of National Law Publishing Company,
  Inc......................................................................................................       F-59

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Lawyer Media, Inc.:

    We have audited the accompanying consolidated balance sheets of American Lawyer Media, Inc. (a Delaware corporation) as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the year ended December 31, 1998 and the five months ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Lawyer Media, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the five months ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

New York, New York
March 30, 1999

                          AMERICAN LAWYER MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                               1998        1997
                                                                                            ----------  ----------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents...............................................................  $      514  $    8,962
  Accounts receivable, net of allowance for doubtful accounts and returns of $3,595 and
    $3,236, respectively..................................................................      14,850      12,298
  Inventories, net........................................................................       1,849       1,482
  Other current assets....................................................................       1,361       1,698
                                                                                            ----------  ----------
    Total current assets..................................................................      18,574      24,440

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of $3,441
  and $613, respectively..................................................................       7,146       5,630
INTANGIBLE ASSETS, net of accumulated amortization of $13,579 and $1,855, respectively....     165,843     163,305
GOODWILL, net of accumulated amortization of $12,231 and $498,
  respectively............................................................................     167,402     159,623
DEFERRED FINANCING COSTS, net of accumulated amortization of $839 and $0, respectively....       6,941       6,252
OTHER ASSETS..............................................................................         869         708
                                                                                            ----------  ----------
    Total assets..........................................................................  $  366,775  $  359,958
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable..........................................................................  $    2,527  $    3,466
Accrued expenses..........................................................................      11,574      12,004
Accrued interest payable..................................................................       1,076         474
Deferred income (including deferred subscription income of $16,997 and $16,502,
  respectively)...........................................................................      18,241      17,172
                                                                                            ----------  ----------
    Total current liabilities.............................................................      33,418      33,116
                                                                                            ----------  ----------

LONG TERM DEBT............................................................................       8,500          --
                                                                                            ----------  ----------
SENIOR NOTES..............................................................................     175,000     175,000
                                                                                            ----------  ----------
DEFERRED INCOME TAXES.....................................................................      43,834      47,301
                                                                                            ----------  ----------
OTHER NONCURRENT LIABILITIES..............................................................       5,031       3,363
                                                                                            ----------  ----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
Common stock-$.01 par value; 1,000 shares authorized; 100 issued and outstanding..........          --          --
Paid-in-capital...........................................................................     123,775     108,775
Accumulated deficit.......................................................................     (22,783)     (7,597)
                                                                                            ----------  ----------
    Total stockholder's equity............................................................     100,992     101,178
                                                                                            ----------  ----------
    Total liabilities and stockholder's equity............................................  $  366,775  $  359,958
                                                                                            ----------  ----------
                                                                                            ----------  ----------

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          AMERICAN LAWYER MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                         FOR THE
                                                                                         TWELVE      FOR THE FIVE
                                                                                      MONTHS ENDED   MONTHS ENDED
                                                                                      DECEMBER 31,   DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  ------------
NET REVENUES:
Periodicals
  Advertising.......................................................................   $    67,510    $   13,410
  Subscription......................................................................        23,172         5,260
Ancillary Products and Services.....................................................        28,208         4,142
Internet Services...................................................................         2,639         1,162
                                                                                      -------------  ------------
      Total net revenues............................................................       121,529        23,974
                                                                                      -------------  ------------
OPERATING EXPENSES:
Editorial...........................................................................        15,523         3,323
Production and Distribution.........................................................        26,266         5,766
Selling.............................................................................        19,002         3,656
General and Administrative..........................................................        30,012         7,145
Internet Services...................................................................         4,667         2,988
Depreciation and Amortization.......................................................        26,302         3,273
Shutdown of ALM Internet Services...................................................            --         3,000
                                                                                      -------------  ------------
      Total operating expenses......................................................       121,772        29,151
                                                                                      -------------  ------------
      Operating loss................................................................          (243)       (5,177)
INTEREST EXPENSE, net...............................................................        18,346         2,420
                                                                                      -------------  ------------
      Loss before income taxes......................................................       (18,589)       (7,597)
BENEFIT FOR INCOME TAXES............................................................        (3,403)           --
                                                                                      -------------  ------------
      Net loss......................................................................   $   (15,186)   $   (7,597)
                                                                                      -------------  ------------
                                                                                      -------------  ------------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          AMERICAN LAWYER MEDIA, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                  FOR THE FIVE MONTHS ENDED DECEMBER 31, 1997
                 AND THE TWELVE MONTHS ENDED DECEMBER 31, 1998

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     ADDITIONAL
                                                                                      PAID-IN
                                                             SHARES      PAR VALUE    CAPITAL     NET LOSS     TOTAL
                                                           -----------  -----------  ----------  ----------  ----------
                                                                 COMMON STOCK
                                                           ------------------------
INCEPTION................................................          --    $      --   $       --  $       --  $       --
  Issuance of common stock...............................         100           --      108,775          --     108,775
  Net loss for the five months ended.....................          --           --           --      (7,597)     (7,597)
                                                                  ---   -----------  ----------  ----------  ----------
BALANCE AT DECEMBER 31, 1997.............................         100    $      --   $  108,775  $   (7,597) $  101,178
  Capital contribution...................................          --           --       15,000          --      15,000
  Net loss for the twelve months ended...................          --           --           --     (15,186)    (15,186)
                                                                  ---   -----------  ----------  ----------  ----------
BALANCE AT DECEMBER 31, 1998.............................         100           --   $  123,775  $  (22,783) $  100,992
                                                                  ---   -----------  ----------  ----------  ----------
                                                                  ---   -----------  ----------  ----------  ----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          AMERICAN LAWYER MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                         FOR THE
                                                                                                          FIVE
                                                                                           FOR THE       MONTHS
                                                                                           TWELVE         ENDED
                                                                                        MONTHS ENDED    DECEMBER
                                                                                        DECEMBER 31,       31,
                                                                                            1998          1997
                                                                                        -------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................................................    $ (15,186)    $  (7,597)
  Adjustments to reconcile net loss to net cash provided by operating activities-
    Depreciation and amortization.....................................................       26,302         3,273
    Non-cash interest.................................................................          837            --
    (Increase) decrease in-
Accounts receivable, net..............................................................         (772)          388
Inventories...........................................................................         (202)          (74)
Other current assets..................................................................          394         1,470
Other assets..........................................................................         (105)        2,473
    (Decrease) increase in-
Accounts payable......................................................................       (1,544)        1,200
Accrued expenses......................................................................       (2,892)       (1,140)
Accrued interest payable..............................................................          602           474
Deferred income.......................................................................         (334)         (466)
Other noncurrent liabilities..........................................................       (1,854)        1,035
                                                                                        -------------  -----------
      Total adjustments...............................................................       20,432         8,633
                                                                                        -------------  -----------
      Net cash provided by operating activities.......................................        5,246         1,036
                                                                                        -------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..................................................................       (3,911)         (364)
  Purchase of businesses:
Working capital, other than cash......................................................          426         9,229
Plant, property and equipment.........................................................         (450)       (8,058)
Intangible assets.....................................................................      (14,262)     (165,160)
Deferred income taxes.................................................................       --            45,893
Other noncurrent assets...............................................................       --              (595)
Cost in excess of net assets of company acquired......................................      (19,512)     (160,121)
Acquisition related costs and expenses................................................        2,041         9,579
                                                                                        -------------  -----------
      Net cash used in investing activities...........................................      (35,668)     (269,597)
                                                                                        -------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution................................................................       15,000       108,775
  Net borrowing on revolver...........................................................        8,500            --
  Issuance of notes, net of fees and expenses of $6,252 in 1997.......................       (1,526)      168,748
  Assumption of affiliate note in connection with acquisition.........................           --        32,000
  Repayment of affiliate note.........................................................           --       (32,000)
  Note payable assumed in connection with acquisition.................................           --        31,500
  Repayment of note payable...........................................................           --       (31,500)
                                                                                        -------------  -----------
      Net cash provided by financing activities.......................................       21,974       277,523
                                                                                        -------------  -----------
      Net (decrease) increase in cash.................................................       (8,448)        8,962
CASH, beginning of period.............................................................        8,962            --
                                                                                        -------------  -----------
CASH, end of period...................................................................    $     514     $   8,962
                                                                                        -------------  -----------
                                                                                        -------------  -----------
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period:
  Income taxes........................................................................    $     280     $      --
                                                                                        -------------  -----------
                                                                                        -------------  -----------
  Interest............................................................................    $  17,039     $   1,954
                                                                                        -------------  -----------
                                                                                        -------------  -----------

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          AMERICAN LAWYER MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1998 AND 1997

1. ORGANIZATION AND OPERATIONS

    American Lawyer Media, Inc. (the "Company") is a wholly-owned subsidiary of American Lawyer Media Holdings, Inc. (formerly Cranberry Partners, LLC ("Cranberry")).

    Cranberry, a Delaware limited liability company, was formed on August 1, 1997. On August 27, 1997 (the "ALM Acquisition Closing"), Cranberry acquired substantially all of the assets and liabilities of American Lawyer Media, L.P. ("Old ALM") for $63,000,000 ("ALM Acquisition"). The acquisition was effective retroactively to July 31, 1997. As of the ALM Acquisition Closing, all of the membership interests of Cranberry were held by W.P. Management Partners, LLC on behalf of U.S. Equity Partners, L.P. and certain of its affiliates. Old ALM is a publisher of legal publications, which includes primarily THE AMERICAN LAWYER, CORPORATE COUNSEL MAGAZINE, AMLAW TECH, THE CONNECTICUT LAW TRIBUNE, LEGAL TIMES, NEW JERSEY LAW JOURNAL, THE RECORDER, TEXAS LAWYER, FULTON COUNTY DAILY REPORT, and MIAMI DAILY BUSINESS REVIEW. In addition, Old ALM operates Counsel Connect, a membership-based online service exclusively for lawyers and legal professionals. The Company's operations are based in New York with regional offices in seven states and the District of Columbia.

    Prior to the ALM Acquisition Closing, Cranberry formed ALM Holdings, LLC, a Delaware limited liability company, and ALM Holdings, LLC formed two wholly-owned subsidiaries, ALM, LLC (a New York limited liability company) and Counsel Connect, LLC (a Delaware limited liability company) and one 99% owned subsidiary (the remaining 1% of which was, as of the ALM Acquisition Closing, held by W.P. Management Partners, LLC on behalf of U.S. Equity Partners, L.P. and certain of its affiliates), ALM IP, LLC (a Delaware limited liability company). On the ALM Acquisition Closing, Cranberry transferred all of the non-intellectual property publishing assets and liabilities acquired from Old ALM to ALM, LLC, all the non-intellectual property Counsel Connect assets and liabilities acquired from Old ALM to Counsel Connect, LLC, and all of the intellectual property assets acquired from Old ALM to ALM IP, LLC.

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

    In December 1997, Holdings received capital contributions from its stockholders, Wasserstein & Co., Inc., U.S. Equity Partners L.P. and U.S. Equity Partners (Offshore) L.P., totaling $75 million. On December 22, 1997, Holdings issued $35 million of 12.25% Senior Discount Notes in an offering under Rule 144A promulgated under the Securities Act of 1933, as amended (the "Act"). Simultaneously, Holdings contributed capital of $108.8 million to the Company. Also on December 22, 1997, the Company issued $175 million of 9.75% Senior Notes in an offering under Rule 144A promulgated under the Act. The Company used a portion of the capital and the proceeds from the Company's 144A offering to acquire all of the outstanding capital stock of National Law Publishing Company, Inc. (a Delaware corporation) ("Old NLP") for approximately $203 million (the "NLP Acquisition") through a wholly owned subsidiary, NLP Acquisition Co., Inc., (a New York corporation) ("Acquisition"). Old NLP was then, on December 22, 1997, merged with and into Acquisition with Acquisition surviving. Subsequent to the merger, Acquisition was renamed National Law Publishing Company, Inc. ("NLP"). At the closing of the NLP Acquisition, all intellectual property of NLP and its subsidiaries was transferred to NLP IP Company, a wholly-owned subsidiary of NLP. Old NLP is a publisher of legal publications, which include NEW YORK LAW JOURNAL, THE NATIONAL LAW JOURNAL and LAW TECHNOLOGY NEWS. In addition, Old NLP operates LAW JOURNAL EXTRA!, a

                          AMERICAN LAWYER MEDIA, INC.

                           DECEMBER 31, 1998 AND 1997

1. ORGANIZATION AND OPERATIONS (CONTINUED) membership-based internet service for lawyers and legal professionals, publishes legal text and provides seminars targeted at the U.S. legal community.

    On April 2, 1998, the Board of Directors authorized Holdings to issue shares of Holdings' $.01 par value per share common stock to U.S. Equity Partners, L.P., in consideration of payment by U.S. Equity Partners, L.P., of $15,000,000.

    On December 29, 1998, the Company enacted an internal plan of reorganization (the "Plan") approved by a subcommittee of Holdings' Board of Directors appointed by the Board of Directors at its quarterly meeting on November 9, 1998. Pursuant to the Plan, Holdings and its subsidiaries entered into the following transactions: (i) ALM, LLC merged with and into The New York Law Publishing Company, a New York corporation, and a wholly-owned indirect subsidiary of Holdings ("NYLP"), with NYLP surviving; (ii) ALM IP, LLC merged with and into NLP IP Company, with NLP IP Company surviving; (iii) ALM Counsel Connect, Inc. merged with and into Counsel Connect, LLC, with Counsel Connect LLC surviving; (iv) ALM formed a new, wholly-owned subsidiary, Professional On Line, Inc., a Delaware corporation ("POL"); (v) Counsel Connect LLC merged with and into POL with POL surviving; (vi) Law Journal Extra, Inc., a New York corporation, and a wholly-owned indirect subsidiary of Holdings, merged with and into POL with POL surviving; and (vii) LegalTech, LLC, a Delaware limited liability company, and a wholly-owned indirect subsidiary of Holdings, merged with and into NYLP with NYLP surviving.

2. ACQUISITIONS

    Pursuant to an Asset Purchase Agreement dated as of March 3, 1998, among Corporate Presentations, Inc., its sole stockholder and LegalTech, LLC, a wholly-owned indirect subsidiary of American Lawyer Media, Inc., LegalTech, LLC agreed to purchase substantially all of the assets and assume certain of the liabilities of Corporate Presentations, Inc., for approximately $10.8 million (the "LegalTech Acquisition"). Approximately $11.3 million was recorded as goodwill for the excess purchase price over the net liabilities acquired. Corporate Presentations, Inc. is a producer of trade shows and conferences for the legal community. For advisory services rendered to the Company (as defined below) in connection with the LegalTech Acquisition, the Company paid WP Management Partners, LLC ("WPMP") an affiliate of Holdings, a fee of 1% of the purchase price of the LegalTech Acquisition.

    On April 22, 1998, effective as of April 1, 1998, the Company consummated the acquisition of substantially all of the legal publishing-related assets and assumed certain liabilities of Legal Communications, Ltd ("LCL") for an aggregate purchase price of approximately $20.1 million (the "LCL Acquisition"). The excess purchase price over the net liabilities acquired was allocated $6.3 million to goodwill and $14.3 million to identified intangibles based upon the appraisal done. LCL is a publisher of regional legal publications. For advisory services rendered to the Company in connection with the LCL Acquisition, the Company paid WPMP, an affiliate of Holdings, a fee of 1% of the purchase price of the LCL Acquisition.

                          AMERICAN LAWYER MEDIA, INC.

                           DECEMBER 31, 1998 AND 1997

2. ACQUISITIONS (CONTINUED)
    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the LegalTech Acquisition and the LCL Acquisition had occurred on January 1, 1998 (in thousands):

                                                        FOR THE YEAR ENDED
                                                        DECEMBER 31, 1998
                                                        ------------------
Net revenues..........................................      $  125,569
Net loss..............................................      $  (14,496)

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

    On October 28, 1998, the Company consummated the acquisition of all of the assets, properties and rights of the Delaware Law Monthly for an aggregate purchase price of $280,000 (the "DLM Acquisition"). DLM is a publisher of a monthly magazine.

    The LegalTech Acquisition, the LCL Acquisition and the DLM Acquisition have been accounted for under the purchase method of accounting and the results of operations of the acquired businesses have been included in the financial statements since the effective dates of the respective acquisitions. The excess of the purchase price over net assets acquired was allocated to goodwill. In the accompanying consolidated statements of operations, the excess of purchase price over net assets acquired is being amortized over fifteen years.

    The ALM Acquisition has been accounted for under the purchase method and the results of operations of the acquired publishing business have been included in the financial statements since the date of acquisition (August 1, 1997). The excess of the purchase price over net assets acquired is as follows (in thousands):

Total purchase price..............................................             $  63,000
  Reimbursement from seller.......................................                  (110)
                                                                               ---------
Adjusted purchase price...........................................                62,890
  Historical net liabilities at July 31, 1997.....................     29,342
  Elimination of historical intangible assets.....................      5,545
  Assets and liabilities not assumed/acquired.....................    (34,702)
  Adjustment to record fixed assets at fair value.................       (365)
  Writeoff of leasehold improvements..............................        445
                                                                    ---------
Net liabilities assumed...........................................                   265
Adjustment for acquisition related costs and expenses.............                 4,546
                                                                               ---------
                                                                                  67,701
Identified intangibles............................................               (59,770)
                                                                               ---------
Excess of purchase price over net assets acquired.................             $   7,931
                                                                               ---------
                                                                               ---------

                          AMERICAN LAWYER MEDIA, INC.

                           DECEMBER 31, 1998 AND 1997

2. ACQUISITIONS (CONTINUED)
    In the accompanying statements of operations, the excess of purchase price over net assets acquired are being amortized over fifteen years. As previously discussed, the identified intangibles were transferred to ALM IP, LLC and are being amortized on a straight-line basis over a weighted average useful life of fifteen years. ALM IP, LLC licenses the identified intangibles, ALM IP, LLC's only principal asset, to ALM, LLC and Counsel Connect, LLC at a market royalty rate.

    The NLP Acquisition has been accounted for under the purchase method and the results of operations of the acquired publishing business have been included in the financial statements since the date of acquisition (December 22, 1997). The excess of the purchase price over net assets acquired is as follows (in thousands):

Total purchase price.............................................             $ 203,218
  Historical net assets at December 22, 1997.....................    (63,173)
  Elimination of historical intangible assets....................    122,351
  Elimination of historical debt.................................    (59,500)
  Adjustment to record assets at fair value......................      1,153
                                                                   ---------
Net liabilities acquired.........................................                   831
Provision of deferred income taxes principally related to
  identified intangibles.........................................                50,107
Adjustment for acquisition related costs and expenses............                 5,033
                                                                              ---------
                                                                                259,189
Identified intangibles...........................................              (105,390)
                                                                              ---------
Excess of purchase price over net assets acquired................             $ 153,799
                                                                              ---------
                                                                              ---------

    In the accompanying statements of operations, the excess of purchase price over net assets acquired are being amortized over fifteen years. As previously discussed, the identified intangibles were transferred to NLP IP, Company and are being amortized on a straight-line basis over a weighted average useful life of fifteen years. NLP IP, Company licenses the identified intangibles, NLP IP Company's only principal asset, to the Company at a market royalty rate.

    The results of operations of NLP are included in the accompanying consolidated statement of operations for the period from December 22, 1997 to December 31, 1997. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the NLP Acquisition had occurred on August 1, 1997 (in thousands):

                                                             FOR THE FIVE
                                                             MONTHS ENDED
                                                             DECEMBER 31,
                                                                 1997
                                                             -------------
Net revenues...............................................   $    45,766
Net loss...................................................   $    (6,960)

    These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and other intangible assets, and interest expense on acquisition debt. They do not purport to be indicative of the results of

                          AMERICAN LAWYER MEDIA, INC.

                           DECEMBER 31, 1998 AND 1997

2. ACQUISITIONS (CONTINUED)
operations which actually would have resulted had the combination been in effect on August 1, 1997, or of future results of operations of the consolidated entities.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of American Lawyer Media, Inc. and its wholly-owned subsidiaries which, unless the context otherwise requires, are collectively referred to herein as the "Company." Intercompany transactions and balances have been eliminated in consolidation.

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

                          AMERICAN LAWYER MEDIA, INC.

                           DECEMBER 31, 1998 AND 1997

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Internet Services revenues consist primarily of revenues from subscriptions and advertising. Internet subscription income is recognized on a pro-rata basis over the life of a subscription, generally one year. Internet advertising revenues are recognized upon the release of an advertisement on the website.

DEFERRED SUBSCRIPTION INCOME

    Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of $2,602,000 and $1,772,000 at December 31, 1998 and 1997,
respectively, are included in accounts receivable in the accompanying consolidated balance sheet.

ADVERTISING AND PROMOTION COSTS

    Advertising and promotion expenditures totaled approximately $6.2 million and $778,500 for the year ended December 31, 1998 and the five months ended December 31, 1997, respectively. These are expensed as the related advertisement or campaign is released.

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

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost, with the exception of fixed assets acquired as part of the ALM and NLP Acquisitions, which are stated at approximate fair market value as of the date of the acquisitions. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated remaining useful lives of the assets acquired as part of the ALM and NLP Acquisitions. Assets purchased after the ALM and NLP Acquisitions are depreciated using the straight-line method over the following estimated useful lives:

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

                           DECEMBER 31, 1998 AND 1997

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

RECLASSIFICATIONS

    Certain 1997 amounts have been reclassified to conform with the current year presentation.

4. SHUTDOWN OF COUNSEL CONNECT

    The Company had operated Counsel Connect, a major legal internet site, since 1993. Counsel Connect operated as a subscription based service offering users the opportunity to exchange legal information such as court opinions, insights about judges and legal opinions and special written work. The Company, through Counsel Connect, provided general internet access (as an "internet service provider") to its subscribers.

    During 1998, the Company essentially completed its shutdown of Counsel Connect, and is currently mitigating its customers to Law News Network, its new national internet site. The 1997 accompanying statement of operations includes a provision of $3,000,000 related to the shutdown of Counsel Connect to cover severance costs, uncollectible receivables, writedown of computer and network equipment and termination of contracts related to network services which provided Internet access. Through December 31, 1998, $2.6 million was charged against the reserve established in 1997 for the costs listed above.

5. INCOME TAXES

    Deferred income taxes are provided for the temporary differences between the financial reporting and the tax basis of the Company's assets and liabilities and principally consist of identified intangibles relating to NLP, accelerated depreciation, allowance for doubtful accounts, certain accrued liabilities not currently deductible for tax purposes and net operating loss carryforwards.

                          AMERICAN LAWYER MEDIA, INC.

                           DECEMBER 31, 1998 AND 1997

5. INCOME TAXES (CONTINUED)
    The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to loss before income taxes is as follows:

                                                                                                     FIVE MONTHS
                                                                                        YEAR ENDED      ENDED
                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
Federal statutory income taxes.......................................................   $   (6,506)   $   (2,582)
Permanent differences (principally goodwill and intangible amortization).............        2,680           194
State and local income taxes.........................................................           --          (456)
Other................................................................................           --          (126)
Valuation allowance..................................................................          423         2,970
                                                                                       ------------  ------------
                                                                                        $   (3,403)   $       --
                                                                                       ------------  ------------
                                                                                       ------------  ------------

    The Company had a deferred tax liability of $43,834 and $47,301 at December 31, 1998 and 1997 respectively. These deferred income tax liabilities primarily relate to the identified intangibles from the NLP Acquisition which were recorded at the acquisition date as an increase in goodwill. The liability was calculated on the identified intangibles from the NLP Acquisition using the effective tax rate of the Company.

    The Company has recorded a 100% valuation allowance against its net deferred tax liabilities consisting primarily of net operating losses. The valuation allowance was provided as management cannot be sure of when or if they will be able to utilize these net operating losses.

6. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at December 31 (in thousands):

                                                                                                   1998       1997
                                                                                                 ---------  ---------
Land...........................................................................................  $     207  $     207
Buildings and improvements.....................................................................      2,826        790
Furniture, machinery, and equipment............................................................      2,793      2,739
Computer equipment and software................................................................      4,761      2,507
                                                                                                 ---------  ---------
                                                                                                    10,587      6,243
Accumulated depreciation and amortization......................................................     (3,441)      (613)
                                                                                                 ---------  ---------
  Net property, plant and equipment............................................................  $   7,146  $   5,630
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                          AMERICAN LAWYER MEDIA, INC.

                           DECEMBER 31, 1998 AND 1997

7. INTANGIBLE ASSETS

    Intangible assets consisted of the following at December 31 (in thousands):

                                                                                                        USEFUL
                                                                                 1998        1997        LIVES
                                                                              ----------  ----------  -----------
Advertiser commitments......................................................  $      880  $      880     6 months
Trademarks..................................................................      87,678      82,650     20 years
Customer and subscriber lists...............................................      76,872      69,670   5-17 years
Non-compete agreements......................................................      13,992      11,960      3 years
                                                                              ----------  ----------
                                                                                 179,422     165,160
Accumulated amortization....................................................     (13,579)     (1,855)
                                                                              ----------  ----------
  Net intangible assets.....................................................  $  165,843  $  163,305
                                                                              ----------  ----------
                                                                              ----------  ----------

8. OTHER CURRENT ASSETS

    Other current assets consisted of the following at December 31 (in thousands):

                                                                                                   1998       1997
                                                                                                 ---------  ---------
Prepaid Expenses...............................................................................  $   1,235  $     485
Other..........................................................................................        126      1,213
                                                                                                 ---------  ---------
Total..........................................................................................  $   1,361  $   1,698
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

9. RELATED PARTY TRANSACTIONS

    The Company and CourtRoom Television Network ("CourtTV"), an affiliate of Old ALM's general partner, shared certain administrative resources and employees in 1997 only. In addition, the Company had advertising revenue from Court TV under an agreement made by the former owner of Old ALM. This agreement was terminated in October 1997. The cost associated with Court TV employees who devoted a portion of their time to the Company's activities was charged to the Company based on an estimate of the time spent on such activities. These charges amounted to $99,191, while the revenue was $44,730 for the five months ended December 31, 1997. In addition, the Company had a receivable from CourtTV of $118,500 and $262,600 at December 31, 1998 and 1997, respectively, reflected in accounts receivable on the accompanying balance sheet.

    Included in accrued expenses on the accompanying balance sheet is $0 and $45,000 at December 31, 1998 and 1997, respectively, due to Wasserstein and Co., Inc. for payment of certain costs related to the acquisition of Old ALM.

    Approximately $5,250,000 of financing costs related to the Senior Notes as defined in Note 12, were paid to Wasserstein Perella, an affiliate of the Company. In addition, approximately $4,150,000 of acquisition related fees and expenses were paid to Wasserstein Perella.

    Included in other current assets on the accompanying balance sheets is a $447,800 and $550,000 at December 31, 1998 and 1997, respectively, net receivable due from Holdings resulting from various intercompany transactions.

                          AMERICAN LAWYER MEDIA, INC.

                           DECEMBER 31, 1998 AND 1997

10. COMMITMENTS AND CONTINGENCIES

    Rent expense, including payments of real estate taxes, insurance and other expenses required under certain leases, amounted to approximately $3,580,000 and $783,000 for the year ended December 31, 1998 and the five months ended December 31, 1997. This amount includes the monthly rent payments for corporate headquarters discussed below.

    At December 31, 1998, minimum rental commitments under noncancellable leases were as follows (in thousands):

                                                                        REAL
                                                                       ESTATE       OTHER       TOTAL
                                                                      ---------  -----------  ---------
1999................................................................  $   2,772   $     197   $   2,969
2000................................................................      3,633         183       3,816
2001................................................................      4,045         105       4,150
2002................................................................      3,651          42       3,693
2003 and thereafter.................................................     19,987          39      20,026
                                                                      ---------       -----   ---------
                                                                      $  34,088   $     566   $  34,654
                                                                      ---------       -----   ---------
                                                                      ---------       -----   ---------

    Certain of the leases provide for free rent periods as well as rent escalations. The rental commitments above represent actual rental payments to be made. The financial statements reflect rent expense and rental income on a straight-line basis over the terms of the leases. Approximately $1,924,000 and $1,800,000, representing accrued pro rata future payments, net of receipts, is included in other noncurrent liabilities in the accompanying balance sheets as of December 31, 1998 and 1997, respectively.

    The Company is involved in a number of legal proceedings, some of which are significant, which arose in the ordinary course of business. In the opinion of management, the ultimate outcome of these contingencies is not expected to have a material adverse effect on the Company's financial position or results of operations.

    The Company has letters of credit outstanding totaling approximately $983,000 and $533,000 for security deposits on its corporate office space as of December 31, 1998 and 1997, respectively.

11. EMPLOYEE BENEFITS

    NLP has a 401(k) profit sharing plan (the "NLP Plan") for all eligible employees who have completed one year of service. Under the NLP Plan, NLP has the option of making a matching contribution of up to 3% of a participant's compensation. NLP may also annually contribute additional discretionary amounts to participants. For the year ended December 31, 1998 and the five months ended December 31, 1997, NLP did not make any matching discretionary contributions to the NLP Plan. In addition, approximately twenty NLP employees are covered by certain defined contribution retirement plans sponsored by the Typographical Union. NLP made contributions to these retirement plans of $11,719 and $0 for the year ended December 31, 1998 and the five months ended December 31, 1997, respectively.

    ALM, LLC sponsors a 401(k) salary deferral plan (the "ALM Plan"). Participation in the ALM Plan is available for substantially all ALM, LLC and Counsel Connect, LLC employees. The ALM Plan provides for employer matching of employees' contributions, as defined. The cost of the ALM Plan for the year

                          AMERICAN LAWYER MEDIA, INC.

                           DECEMBER 31, 1998 AND 1997

11. EMPLOYEE BENEFITS (CONTINUED)
ended December 31, 1998 and the five months ended December 31, 1997 was $276,400 and $137,400, respectively.

    ALM, LLC also sponsored a defined benefit plan covering substantially all ALM, LLC and Counsel Connect, LLC employees. This plan was frozen effective December 31, 1997, resulting in an insignificant curtailment gain.

    Pension benefits for 1998 and 1997 for the Plan consist of the following (in thousands):

                                                                                                 1998       1997
                                                                                               ---------  ---------
CHANGE IN PROJECTED BENEFIT OBLIGATION
  Projected Benefit Obligation, at beginning of year.........................................  $   3,424  $   3,518
  Service Cost...............................................................................         --        174
  Interest Cost..............................................................................        226        101
  Participant Contributions..................................................................         --         --
  Plan amendments............................................................................         --         --
  Actuarial (gain)/loss......................................................................        (82)       682
  Benefits paid..............................................................................        (22)       (11)
  Curtailments...............................................................................         --     (1,040)
  Settlements................................................................................         --         --
  Special termination benefits...............................................................         --         --
                                                                                               ---------  ---------
  Projected Benefit Obligation, at end of year...............................................  $   3,546  $   3,424
                                                                                               ---------  ---------
                                                                                               ---------  ---------
CHANGE IN PLAN ASSETS
  Fair value of assets, at beginning of year.................................................  $   2,613  $   2,253
  Actual return on plan assets...............................................................        534        312
  Employer contributions.....................................................................        100         59
  Participant contributions..................................................................         --         --
  Benefits paid..............................................................................        (22)       (11)
  Settlements................................................................................         --         --
                                                                                               ---------  ---------
  Fair value of assets, at end of year.......................................................  $   3,225  $   2,613
                                                                                               ---------  ---------
                                                                                               ---------  ---------

                          AMERICAN LAWYER MEDIA, INC.

                           DECEMBER 31, 1998 AND 1997

11. EMPLOYEE BENEFITS (CONTINUED)

                                                                                                 1998       1997
                                                                                               ---------  ---------
FUNDED STATUS
  Projected Benefit Obligation...............................................................  $  (3,546) $  (3,424)
  Fair value of plan assets..................................................................      3,225      2,613
  Unrecognized transitional (asset)/obligation...............................................         --         --
  Unamortized prior service cost.............................................................         --         --
  Unrecognized net actuarial (gain)/loss.....................................................       (382)        --
  Intangible asset...........................................................................         --         --
  Amount included in comprehensive income....................................................         --         --
                                                                                               ---------  ---------
  Accrued benefit cost.......................................................................  $    (703) $    (811)
                                                                                               ---------  ---------
                                                                                               ---------  ---------
  COMPONENTS OF NET PERIODIC PENSION COST
  Service Cost...............................................................................  $      --  $     174
  Interest Cost..............................................................................        226        101
  Expected return on plan assets.............................................................       (237)       (86)
  Amortization of unrecognized transition (asset)/obligation.................................         --         25
  Amortization of unrecognized prior service cost............................................         --          4
  Amortization of unrecognized net actuarial (gain)/loss.....................................          3         --
  Curtailment (gain)/loss....................................................................         --         57
  Settlement (gain)/loss.....................................................................         --         --
                                                                                               ---------  ---------
  Net Periodic Pension Cost/(Income).........................................................  $      (8) $     275
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    In determining the actuarial present value of the projected benefit obligation as of December 31, 1998 and 1997, the discount rate was 6.75%, and the expected long-term rate of return on assets was 9.00% as of December 31, 1998 and 1997.

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

12. NOTES PAYABLE

    On December 22, 1997, the Company issued $175,000,000 of 9.75% senior notes ("Senior Notes") due December 15, 2007. The Senior Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 (beginning June 15, 1998). The Senior Notes are unsecured general obligations of the Company and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of the Company's existing and future Subsidiaries. Separate financial statements of, and other disclosures concerning, the Guarantors are not included herein because of the Guarantors' full and unconditional guarantee of the Senior Notes and management has determined that separate financial statements and other disclosures concerning the Guarantors are not material and would not provide any

                          AMERICAN LAWYER MEDIA, INC.

                           DECEMBER 31, 1998 AND 1997

12. NOTES PAYABLE (CONTINUED)
additional meaningful disclosure. The Senior Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that includes accrued and unpaid interest as well as any existing liquidating damages. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its Subsidiaries, the payment of dividends and other restricted payments by the Company and its Subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs, totaling $7,236,000, have been capitalized on the accompanying December 31, 1998 balance sheet and are being amortized over the term of the Senior Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

    On March 25, 1998, Holdings and the Company (as the "Borrower") signed a Credit Agreement with various banks that has a combined Revolving Commitment in the initial principal amount of $40,000,000. The Revolving Credit Facility is guaranteed by Holdings and by all subsidiaries of the Company. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by Holdings of all of the stock of the Company. Each revolving loan shall bear interest on the outstanding principal amount from the borrowing date until it becomes due at a rate per annum equal to the "Base Rate" or the Eurodollar rate plus the "Applicable Margin" of 1.5% for base rate loans and 2.5% for Eurodollar rate loans. The Base Rate is the higher of the Bank of America publicly announced "Reference Rate" or the Federal Funds Rate plus 0.5%. A commitment fee must be paid on the daily unused portion of the revolving commitment. As of December 31, 1998, the unused commitment is approximately $30,500,000. The Credit Agreement includes both affirmative and negative covenants that include meeting certain financial ratios. The Company received a waiver on one of the financial covenants of the Revolving Credit Facility on March 30, 1999 to make them compliant at December 31, 1998.

13. FASB 107--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The Company believes that the carrying amount for these accounts approximates fair value.

14. SUBSEQUENT EVENTS

    Effective March 5, 1999, ALM Intermediate Offshore Holdings, Inc. ("ALM Intermediate") was merged with and into the Company with the Company surviving (the "Reorganization Merger"). Immediately prior to the effectiveness of the Reorganization Merger, (i) ALM Intermediate owned of record 14,411 shares of Common Stock, par value $.01 per share, of the Company (the "ALM Intermediate Shares") and (ii) all of the issued and outstanding capital stock of ALM Intermediate was owned of record by U.S. Equity Partners (Offshore), L.P. ("Offshore"). In connection with the Reorganization Merger, the ALM Intermediate Shares became treasury shares of the Company and were simultaneously reissued directly to Offshore. The beneficial ownership of the capital stock of the Company has not changed as a result of the Reorganization Merger.

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

                                          ARTHUR ANDERSEN LLP

New York, New York
November 20, 1997

                          AMERICAN LAWYER MEDIA, L.P.

                                 BALANCE SHEET

                                 JULY 31, 1997

                                 (IN THOUSANDS)

                                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents.........................................................  $     615
Accounts receivable, net of allowance for doubtful accounts of $1,661.............      5,726
Due from affiliate................................................................        390
Inventories, net..................................................................        399
Other current assets..............................................................        557
                                                                                    ---------
      Total current assets........................................................      7,687
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $7,354..........      5,594
INTANGIBLE ASSETS, net of accumulated amortization of $20,665.....................      4,488
GOODWILL, net of accumulated amortization of $247.................................      1,057
OTHER ASSETS......................................................................        156
                                                                                    ---------
      Total assets................................................................  $  18,982
                                                                                    ---------
                                                                                    ---------

                        LIABILITIES AND PARTNERS' ACCUMULATED DEFICIT
CURRENT LIABILITIES:
Accounts payable..................................................................  $     744
Accrued expenses..................................................................      4,745
Deferred income (including deferred subscription income of $7,466)................      8,093
                                                                                    ---------
      Total current liabilities...................................................     13,582
DUE TO GENERAL PARTNER............................................................     34,742
                                                                                    ---------
      Total liabilities...........................................................     48,324
COMMITMENTS AND CONTINGENCIES (Note 7)
PARTNERS' ACCUMULATED DEFICIT.....................................................    (29,342)
                                                                                    ---------
      Total liabilities and partners' accumulated deficit.........................  $  18,982
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

                          AMERICAN LAWYER MEDIA, L.P.

                        STATEMENT OF OPERATIONS (NOTE 3)

                    FOR THE SEVEN MONTHS ENDED JULY 31, 1997

                                 (IN THOUSANDS)

NET REVENUES:
  Periodicals
    Advertising....................................................................  $  18,146
    Subscription...................................................................      6,719
  Ancillary Products and Services..................................................      4,532
  Internet Services................................................................      2,148
                                                                                     ---------
      Total net revenues...........................................................     31,545
                                                                                     ---------
OPERATING EXPENSES:
  Editorial........................................................................      4,023
  Production and Distribution......................................................      6,919
  Selling..........................................................................      4,640
  General and Administrative.......................................................      9,531
  Internet Services................................................................      6,464
  Depreciation and Amortization....................................................      1,590
                                                                                     ---------
    Total operating expenses.......................................................     33,167
                                                                                     ---------
    Operating loss.................................................................     (1,622)
INTEREST EXPENSE, net..............................................................      1,420
                                                                                     ---------
    Net loss (Note 3)..............................................................  $  (3,042)
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

                          AMERICAN LAWYER MEDIA, L.P.

                            STATEMENT OF CASH FLOWS

                    FOR THE SEVEN MONTHS ENDED JULY 31, 1997

                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................................................  $  (3,042)
  Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization..................................................      1,590
    Interest expense...............................................................      1,420
    Allowance for doubtful accounts................................................        304
    Decrease (increase) in-
      Accounts receivable and due from affiliate...................................      1,057
      Inventories..................................................................        121
      Other current assets.........................................................        (21)
      Other assets.................................................................        (56)
    Increase (decrease) in-
      Accounts payable.............................................................     (1,137)
      Accrued expenses.............................................................       (998)
      Deferred income..............................................................         85
                                                                                     ---------
        Total adjustments..........................................................      2,365
                                                                                     ---------
        Net cash used in operating activities......................................       (677)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................................................     (1,971)
                                                                                     ---------
        Net cash used in investing activities......................................     (1,971)
                                                                                     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from general partner..............................................      3,173
                                                                                     ---------
        Net cash provided by financing activities..................................      3,173
                                                                                     ---------
        Net increase in cash.......................................................        525
CASH, beginning of period..........................................................         90
                                                                                     ---------
CASH, end of period................................................................  $     615
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

                          AMERICAN LAWYER MEDIA, L.P.

                                 JULY 31, 1997

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at July 31, 1997 (In Thousands):

Machinery and equipment............................................  $  10,323
Buildings and improvements.........................................      1,430
Furniture and fixtures.............................................        823
Land...............................................................        300
Automobiles........................................................         72
                                                                     ---------
                                                                        12,948
Accumulated depreciation and amortization..........................     (7,354)
  Net property, plant and equipment................................  $   5,594
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

                          AMERICAN LAWYER MEDIA, L.P.

                                 JULY 31, 1997

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Minimum rental commitments under noncancellable leases as of July 31, 1997 were as follows (in thousands):

                                                            REAL      SUBLEASE
                                                           ESTATE      INCOME       OTHER       TOTAL
                                                          ---------  ----------  -----------  ---------
1997....................................................  $   1,450  $     (650)  $      28   $     828
1998....................................................      3,161      (1,443)         70       1,788
1999....................................................      3,094      (1,473)         59       1,680
2000....................................................      3,087      (1,473)         44       1,658
2001....................................................      2,906      (1,473)         33       1,466
2002 and thereafter.....................................     17,424     (10,823)          5       6,606
                                                          ---------  ----------       -----   ---------
                                                          $  31,122  $  (17,335)  $     239   $  14,026
                                                          ---------  ----------       -----   ---------
                                                          ---------  ----------       -----   ---------

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Lawyer Media, L.P.:

    We have audited the accompanying balance sheets of American Lawyer Media, L.P. as of December 31, 1996, and the related statements of operations, changes in partner's capital and accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Lawyer Media, L.P. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

New York, New York
November 20, 1997

                          AMERICAN LAWYER MEDIA, L.P.

                                 BALANCE SHEET

                            AS OF DECEMBER 31, 1996

                                 (IN THOUSANDS)

                                            ASSETS
CURRENT ASSETS:
  Cash and cash equivalents........................................................  $      90
  Accounts receivable, net of allowance for doubtful accounts of $1,357............      6,496
  Due from affiliate...............................................................        981
  Inventories, net.................................................................        520
  Other current assets.............................................................        536
                                                                                     ---------
      Total current assets.........................................................      8,623

PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation of $6,469...........      4,533
INTANGIBLE ASSETS, net of accumulated amortization of $19,911......................      5,242
GOODWILL, net of accumulated amortization of $229..................................        984
OTHER ASSETS.......................................................................        100
                                                                                     ---------
      Total assets.................................................................  $  19,482
                                                                                     ---------
                                                                                     ---------

                        LIABILITIES AND PARTNERS' ACCUMULATED DEFICIT
CURRENT LIABILITIES:
  Accounts payable.................................................................  $   1,881
  Accrued expenses.................................................................      5,743
  Deferred income (including deferred subscription income of $7,221)...............      8,008
                                                                                     ---------
      Total current liabilities....................................................     15,632

DUE TO GENERAL PARTNER.............................................................     30,150
                                                                                     ---------
      Total liabilities............................................................     45,782
COMMITMENTS AND CONTINGENCIES (Note 7)
MINORITY INTEREST IN CONSOLIDATED PARTNERSHIP (Note 1).............................         --
PARTNERS' ACCUMULATED DEFICIT......................................................    (26,300)
                                                                                     ---------
      Total liabilities and partners' accumulated deficit..........................  $  19,482
                                                                                     ---------
                                                                                     ---------

  The accompanying notes to financial statements are an integral part of these balance sheets.

                          AMERICAN LAWYER MEDIA, L.P.

                            STATEMENTS OF OPERATIONS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                 (IN THOUSANDS)

NET REVENUES:
  Periodicals
    Advertising....................................................................  $  26,659
    Subscription...................................................................     11,304
  Ancillary Products and Services..................................................      8,467
  Internet Services................................................................      5,474
                                                                                     ---------
      Total net revenues...........................................................     51,904
                                                                                     ---------
OPERATING EXPENSES:
  Editorial........................................................................      7,141
  Production and Distribution......................................................     12,469
  Selling..........................................................................      7,479
  General and Administrative.......................................................     16,829
  Internet Services................................................................     11,886
  Depreciation and Amortization....................................................      2,488
                                                                                     ---------
      Total operating expenses.....................................................     58,292
                                                                                     ---------
      Operating loss...............................................................     (6,388)
                                                                                     ---------
INTEREST EXPENSE, net..............................................................      1,972
      Loss before minority interest................................................     (8,360)
MINORITY INTEREST IN LOSS OF CONSOLIDATED PARTNERSHIP (Note 1).....................        172
                                                                                     ---------
Net loss (Note 3)..................................................................  $  (8,188)
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

                          AMERICAN LAWYER MEDIA, L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            AND ACCUMULATED DEFICIT

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                 (IN THOUSANDS)

                                                                                                       PARTNERS'
                                                                             CONTRIBUTED  EARNINGS/   ACCUMULATED
                                                                               CAPITAL      LOSSES      DEFICIT
                                                                             -----------  ----------  ------------
BALANCE AT DECEMBER 31, 1995...............................................   $  30,030   $  (49,789)  $  (19,759)
  Contribution of capital from minority partner............................       1,647           --        1,647
  Net loss.................................................................          --       (8,188)      (8,188)
BALANCE AT DECEMBER 31, 1996...............................................   $  31,677   $  (57,977)  $  (26,300)

  The accompanying notes to financial statements are an integral part of these statements.

                          AMERICAN LAWYER MEDIA, L.P.

                            STATEMENTS OF CASH FLOWS

                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.........................................................................  $  (8,188)
  Adjustments to reconcile net loss to net cash used in operating activities-
    Depreciation and amortization..................................................      2,488
    Minority share.................................................................       (172)
    Allowance for doubtful accounts................................................        259
    Decrease (increase) in-
      Accounts receivable and due from affiliate...................................     (1,548)
      Inventories..................................................................        109
      Other current assets.........................................................        (60)
      Other assets.................................................................         95
    Increase (decrease) in-
      Accounts payable.............................................................      1,045
      Accrued expenses.............................................................      1,043
      Deferred income..............................................................        377
                                                                                     ---------
        Total adjustments..........................................................      3,636
                                                                                     ---------
        Net cash used in operating activities......................................     (4,552)
                                                                                     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................................................     (2,202)
                                                                                     ---------
        Net cash used in investing activities......................................     (2,202)
                                                                                     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from general partner..............................................      6,064
                                                                                     ---------
        Net cash provided by financing activities..................................      6,064
                                                                                     ---------
        Net (decrease) increase in cash............................................       (690)
                                                                                     ---------
CASH, beginning of year............................................................        780
                                                                                     ---------
CASH, end of year..................................................................  $      90
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

ACCOUNTS PAYABLE

    Included in accounts payable are $1,537,000 of bank overdrafts as of December 31, 1996.

3. INCOME TAXES

    No provision has been made in the accompanying statements of operations for income taxes since, pursuant to provisions of the Internal Revenue Code, the net losses appearing on the accompanying statement of operations is reportable by each of the partners on their individual tax returns.

                          AMERICAN LAWYER MEDIA, L.P.

                               DECEMBER 31, 1996

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at December 31, 1996 (in thousands):

                                                                                         1996
                                                                                       ---------
Machinery and equipment..............................................................  $   8,469
Buildings and improvements...........................................................      1,398
Furniture and fixtures...............................................................        763
Land.................................................................................        300
Automobiles..........................................................................         72
                                                                                       ---------
                                                                                          11,002
Accumulated depreciation and amortization............................................     (6,469)
                                                                                       ---------
Net property, plant and equipment....................................................  $   4,533
                                                                                       ---------
                                                                                       ---------

5. RELATED PARTY TRANSACTIONS

    The Company has a business relationship with Courtroom Television Network ("Court TV"), an affiliate of the Company's general partner. Revenues are generated through licensing fees charged to Court TV for editorial content and sales of advertisements. The licensing fees for American Lawyer publications were fixed at approximately $255,000 in 1996. Advertising revenues from Court TV totaled approximately $244,000 for 1996. In addition, the Company and Court TV share certain editorial and administrative resources and employees, as well as office facilities. The cost associated with employees who devote all or a portion of their time to Court TV activities is charged to Court TV based on an estimate of their time spent on such activities. These charges, which include an allocation for the chairman of the Company, amounted to $1,266,000 in 1996. Court TV is also charged a flat annual fee of $195,000 for use of the Company's reporters for on-camera appearances and background reports. Finally, an allocation is made to Court TV to cover general overhead costs (e.g., rent, utilities, etc.) which amounted to approximately $90,000 in 1996. Amounts due from Court TV at December 31, 1996 are reflected as due from affiliate on the accompanying balance sheets.

    The Company's general partner provides certain legal, administrative, accounting, and tax services for the Company. Charges for such services amounted to approximately $97,000 in 1996.

6. DUE TO GENERAL PARTNER

    Due to General Partner consists of borrowings from WCI/AMLAW Inc. and interest accrued thereon. The borrowings bear interest at 1% under prime and do not have a stated maturity date. This amount has been included in long-term liabilities in the accompanying balance sheet since the amount is not intended to be repaid within the next year.

7. COMMITMENTS AND CONTINGENCIES

    Rent expense, including payments of real estate taxes, insurance and other expenses required under certain leases, amounted to approximately $1,757,000 for the year ended December 31, 1996 and included rent accruals in excess of payments of $12,000 for the year ended December 31, 1996.

                          AMERICAN LAWYER MEDIA, L.P.

                               DECEMBER 31, 1996

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    At December 31, 1996, minimum rental commitments under noncancellable leases were as follows (in thousands):

                                                            REAL      SUBLEASE
                                                           ESTATE      INCOME       OTHER       TOTAL
                                                          ---------  ----------  -----------  ---------
1997....................................................  $   3,481  $   (1,560)  $      67   $   1,988
1998....................................................      3,161      (1,443)         70       1,788
1999....................................................      3,094      (1,473)         59       1,680
2000....................................................      3,087      (1,473)         44       1,658
2001....................................................      2,906      (1,473)         33       1,466
2002 and thereafter.....................................     17,424     (10,823)          5       6,606
                                                          ---------  ----------       -----   ---------
                                                          $  33,153  $  (18,245)  $     278   $  15,186
                                                          ---------  ----------       -----   ---------
                                                          ---------  ----------       -----   ---------

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

8. EMPLOYEE BENEFITS

    The Company sponsors a retirement savings plan. Participation in this plan is available for substantially all employees. The plan provides for employer matching of employees' contributions, as defined. The cost of the plan for the year ended December 31, 1996 was $308,000.

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

                          AMERICAN LAWYER MEDIA, L.P.

                               DECEMBER 31, 1996

8. EMPLOYEE BENEFITS (CONTINUED)
    The Company also has a defined benefit plan covering substantially all employees. The Company's general funding policy is to contribute annual amounts that satisfy the Internal Revenue Code funding requirements. The components of net periodic pension cost are as follows:

                                                                                       1996
                                                                                    ----------
Service cost......................................................................  $  361,216
Interest cost on projected benefit obligation.....................................     188,428
Actual return on assets...........................................................    (260,515)
Net amortization and deferral.....................................................     178,602
                                                                                    ----------
                                                                                    $  467,731
                                                                                    ----------
                                                                                    ----------

    The following table sets forth the funded status of the Company's defined benefit plan and amounts recognized in the balance sheet as of December 31:

                                                                                      1996
                                                                                  ------------
Actuarial present value of benefit obligations:
Vested benefit obligation.......................................................  $  1,756,139
Accumulated benefit obligation..................................................  $  1,988,235
Projected benefit obligation....................................................  $  3,031,741
Plan assets at fair value.......................................................     1,965,782
Projected benefit obligation in excess of plan assets...........................  $  1,065,959
Unrecognized net gain (loss)....................................................       155,802
Unrecognized net transition obligation..........................................      (728,462)
                                                                                  ------------
Accrued pension liability.......................................................  $    493,299
                                                                                  ------------
                                                                                  ------------

    In determining the actuarial present value of the projected benefit obligation, the discount rate was 7.5% as of December 31, 1996; the rate of increase in future compensation levels was 6% as of December 31, 1996 and the expected long-term rate of return on assets was 9% as of December 31, 1996.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the National Law Publishing Company, Inc.:

    We have audited the accompanying consolidated balance sheet of National Law Publishing Company, Inc. (a New York corporation) and subsidiaries as of December 21, 1997 and the related consolidated statement of operations, stockholders' equity and cash flows for the period from January 1, 1997 through December 21, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

                                          ARTHUR ANDERSEN LLP

New York, New York
April 3, 1998

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET

                            AS OF DECEMBER 21, 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................................  $     584
  Accounts receivable, net of allowances for doubtful accounts and sales returns
    of $1,014.....................................................................      7,402
  Inventories, net................................................................      1,010
  Deferred income taxes...........................................................        800
  Other current assets............................................................        741
                                                                                    ---------
    Total current assets..........................................................     10,537
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and amortization of
  $2,250..........................................................................      2,544
INTANGIBLE ASSETS, net of accumulated amortization of $14,306.....................    122,351
DEFERRED INCOME TAXES.............................................................      2,934
OTHER ASSETS......................................................................      1,244
                                                                                    ---------
    Total assets..................................................................  $ 139,610
                                                                                    ---------
                                                                                    ---------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable................................................................  $   1,522
  Accrued expenses................................................................      1,674
  Deferred income (including deferred subscription income of $9,041)..............      9,545
                                                                                    ---------
    Total current liabilities.....................................................     12,741
                                                                                    ---------
LONG-TERM DEBT....................................................................     59,500
DEFERRED INCOME TAXES.............................................................        926
                                                                                    ---------
OTHER NONCURRENT LIABILITIES......................................................      1,661
                                                                                    ---------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 125,000 shares authorized; 89,609 shares issued
    and outstanding...............................................................          1
  Paid-in capital.................................................................     72,993
  Accumulated (deficit)...........................................................     (8,212)
                                                                                    ---------
    Total stockholders' equity....................................................     64,782
                                                                                    ---------
    Total liabilities and stockholders' equity....................................  $ 139,610
                                                                                    ---------
                                                                                    ---------

       The accompanying notes are an integral part of this balance sheet

\

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

         FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH DECEMBER 21, 1997

                                 (IN THOUSANDS)

REVENUES:
  Periodicals......................................................................
    Advertising....................................................................  $  26,402
    Subscription...................................................................      9,504
  Ancillary products and services..................................................     13,926
  Internet services................................................................      1,109
                                                                                     ---------
      Total net revenues...........................................................     50,941
                                                                                     ---------
OPERATING EXPENSES:
  Editorial........................................................................      5,837
  Production and distribution......................................................      9,872
  Selling..........................................................................      8,211
  General and administrative.......................................................      8,722
  Internet services................................................................      1,657
  Depreciation and amortization....................................................      7,283
  Special compensation charge......................................................      6,926
                                                                                     ---------
      Total operating costs and expenses...........................................     48,508
                                                                                     ---------
      Operating income.............................................................      2,433
  INTEREST EXPENSE, NET............................................................     (5,137)
                                                                                     ---------
      Loss before income taxes.....................................................     (2,704)
  PROVISION FOR INCOME TAXES.......................................................     (2,508)
                                                                                     ---------
      Net loss.....................................................................  $  (5,212)
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

         The accompanying notes are an integral part of this statement

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH DECEMBER 21, 1997

                                 (IN THOUSANDS)

                                                              COMMON       PAID-IN   ACCUMULATED    TREASURY
                                                               STOCK       CAPITAL    (DEFICIT)       STOCK       TOTAL
                                                           -------------  ---------  ------------  -----------  ---------
BALANCE AT DECEMBER 31, 1996.............................    $       1    $  66,165   $   (3,000)   $      --   $  63,166
  Contribution from Stockholder..........................                     6,828                                 6,828
  Net loss for the period from January 1, 1997 through
    December 21, 1997....................................           --           --       (5,212)          --      (5,212)
                                                                    --
                                                                          ---------  ------------         ---   ---------
BALANCE AT DECEMBER 21, 1997.............................    $       1    $  72,993   $   (8,212)   $      --   $  64,782
                                                                    --
                                                                    --
                                                                          ---------  ------------         ---   ---------
                                                                          ---------  ------------         ---   ---------

         The accompanying notes are an integral part of this statement

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

         FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH DECEMBER 21, 1997

                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss........................................................................  $  (5,212)
  Adjustments to reconcile net loss to net cash provided by operating activities-
    Depreciation and amortization.................................................      7,283
      Decrease in deferred income taxes...........................................      1,134
    Special compensation charges..................................................      6,828
    Changes in operating assets and liabilities-
      (Increase) in accounts receivable...........................................       (405)
      (Increase) in inventories...................................................       (174)
      Decrease in prepaid expenses and other current assets.......................         37
      Decrease in other assets....................................................        317
      (Decrease) in accounts payable and accrued expenses.........................       (320)
      Increase in deferred income.................................................        788
      Increase in other noncurrent liabilities....................................      1,016
                                                                                    ---------
        Net cash provided by operating activities.................................     11,292
                                                                                    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to furniture, equipment and leasehold improvements, net of loss on
    disposal of fixed assets of $19...............................................       (496)
                                                                                    ---------
        Net cash used in investing activities.....................................       (496)
                                                                                    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt..............................................................    (10,800)
                                                                                    ---------
        Net cash used in financing activities.....................................    (10,800)
                                                                                    ---------
        Net decrease in cash and cash equivalents.................................         (4)
CASH AND CASH EQUIVALENTS, beginning of period....................................        588
                                                                                    ---------
CASH AND CASH EQUIVALENTS, end of period..........................................  $     584
                                                                                    ---------
                                                                                    ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for-
    Interest......................................................................  $   5,528
    Income taxes..................................................................        341
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

3. PROPERTY, PLANT AND EQUIPMENT, NET

    The following is a summary of property, plant and equipment at December 21, 1997:

                                                                                  ESTIMATED
                                                                                   USEFUL
                                                               (IN THOUSANDS)       LIVES
                                                               --------------  ---------------
Computer equipment and purchased software....................    $    2,971    6 years
Furniture and office equipment...............................         1,210    5 to 9 years
Leasehold improvements.......................................           613    7 to 10 years
                                                                    -------
                                                                      4,794
Less--accumulated depreciation and amortization..............        (2,250)
                                                                    -------
                                                                 $    2,544
                                                                    -------
                                                                    -------

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

    The Credit Agreement requires, among other things, that the Company maintain certain minimum levels of consolidated operating cash flow and certain prescribed ratios of consolidated funded debt to consolidated operating cash flows, consolidated operating cash flow to interest expense and consolidated adjusted operating cash flow to consolidated fixed charges, as defined. The Credit Agreement contains

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 21, 1997

5. LONG-TERM DEBT (CONTINUED)
other restrictive covenants, including limitations on indebtedness, investments and acquisitions, the disposition of assets, transactions with affiliates and distributions to stockholders.

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

    The provision for income taxes is comprised of the following for the period from January 1, 1997 to December 21, 1997:

Current--
  Federal...........................................................  $   1,830
  State and local...................................................        610
                                                                      ---------
                                                                      $   2,440
                                                                      ---------
Deferred--
  Federal...........................................................         50
  State and local...................................................         18
                                                                      ---------
                                                                      $      68
                                                                      ---------
                                                                      $   2,508
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

                               DECEMBER 21, 1997

9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company leases office space under non-cancelable operating leases which expire at various dates through October 2008. At December 21, 1997, the future minimum payments due under these leases, net of sublease income are as follows:

YEARS ENDING DECEMBER 31,                                                           AMOUNT
------------------------------------------------------------------------------  --------------
                                                                                (IN THOUSANDS)
1998..........................................................................    $    1,093
1999..........................................................................         1,173
2000..........................................................................         1,177
2001..........................................................................         1,177
Thereafter....................................................................         8,611
                                                                                     -------
                                                                                  $   13,231
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

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 21, 1997

11. SUBSEQUENT EVENT

    On December 22, 1997, Boston Ventures and Mr. James A. Finkelstein completed a Stock Purchase Agreement with American Lawyer Media, LLC for the sale of NLP. The purchase price for the NLP acquisition was approximately $203,200,000 in cash. In connection with the sale of the Company, Boston Ventures cashed out options held by certain management employees with a portion of the proceeds of the sale. The payment totaled approximately $6,926,000 which is included as a special compensation charge in the accompanying consolidated statement of operations (See Note 7).

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
National Law Publishing Company, Inc.

    We have audited the consolidated balance sheet of National Law Publishing Company, Inc. (the "Company") as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 1996 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

                                          LESLIE SUFRIN AND COMPANY, P.C.

February 19, 1997, except as to Note 7
which date is March 27, 1997

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                          CONSOLIDATED BALANCE SHEETS

                            AS OF DECEMBER 31, 1996

                                 (IN THOUSANDS)

                                           ASSETS
Current assets:
Cash and cash equivalents.........................................................  $     588
Accounts receivable, net of allowances for doubtful accounts and sales returns of
  $1,086 in 1996..................................................................      6,997
Inventories, net..................................................................        836
Deferred tax benefits (Note 9)....................................................      4,293
Prepaid expenses and other current assets.........................................        778
                                                                                    ---------
    Total current assets..........................................................     13,492
Furniture, equipment and leasehold improvements, net (Note 4).....................      2,621
Intangible assets, net (Note 5)...................................................    129,060
Deferred tax benefits (Note 9)....................................................        577
Other assets (Note 6).............................................................      1,561
                                                                                    ---------
                                                                                    $ 147,311
                                                                                    ---------
                                                                                    ---------
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses.............................................  $   3,516
Current portion of long-term debt.................................................      3,300
Due to stockholder (Note 7).......................................................         --
Deferred revenue..................................................................      8,757
                                                                                    ---------
    Total current liabilities.....................................................     15,573
Long-term debt (Note 7)...........................................................     67,000
Other non-current liabilities.....................................................      1,571
Commitments and contingencies
Stockholders' equity (Note 10):
Common stock, $.01 par value; 125,000 shares authorized; 89,609 shares issued and
  outstanding.....................................................................          1
Additional paid-in capital........................................................     66,165
Accumulated (deficit).............................................................     (2,999)
                                                                                    ---------
    Total stockholders' equity....................................................     63,167
                                                                                    ---------
                                                                                    $ 147,311
                                                                                    ---------
                                                                                    ---------

                            See accompanying notes.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                          YEAR ENDED DECEMBER 31, 1996

                                 (IN THOUSANDS)

REVENUES:
  Periodicals
  Advertising......................................................................  $  23,319
  Subscription.....................................................................      9,759
  Ancillary products and services..................................................     13,398
  Internet services................................................................        747
                                                                                     ---------
      Total net revenues...........................................................     47,223
                                                                                     ---------

OPERATING COSTS AND EXPENSES:
  Editorial........................................................................      5,929
  Production and distribution......................................................      8,679
  Selling..........................................................................      8,991
  General and administrative.......................................................      8,047
  Internet services................................................................      1,704
  Depreciation and amortization....................................................      7,487
                                                                                     ---------
      Total operating costs and expenses...........................................     40,837
                                                                                     ---------
    Operating income...............................................................      6,386
INTEREST EXPENSE, NET..............................................................     (6,013)
OTHER INCOME (EXPENSE)(Note 11)....................................................        181
                                                                                     ---------
      Total other (expense)........................................................     (5,832)
                                                                                     ---------
INCOME (LOSS) BEFORE INCOME TAXES..................................................        554
(PROVISION) BENEFIT FOR INCOME TAXES (Note 9)......................................     (3,007)
                                                                                     ---------
NET (LOSS).........................................................................  $  (2,453)
                                                                                     ---------
                                                                                     ---------

                            See accompanying notes.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                          YEAR ENDED DECEMBER 31, 1996

                                 (IN THOUSANDS)

                                                                         ADDITIONAL
                                                             COMMON        CAPITAL    ACCUMULATED    TREASURY
                                                              STOCK        PAID-IN     (DEFICIT)       STOCK       TOTAL
                                                          -------------  -----------  ------------  -----------  ---------
Balance, January 1, 1996................................            1        66,165          (546)          --      65,620
Net (loss) for the year ended January 1, 1996...........           --            --        (2,453)          --      (2,453)
                                                                   --
                                                                         -----------  ------------         ---   ---------
Balance, December 31, 1996..............................    $       1     $  66,165    $   (2,999)   $      --   $  63,167
                                                                   --
                                                                   --
                                                                         -----------  ------------         ---   ---------
                                                                         -----------  ------------         ---   ---------

                            See accompanying notes.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1996

                                 (IN THOUSANDS)

Cash flows from operating activities:
  Net (loss).......................................................................  $  (2,453)
  Adjustments to reconcile net (loss) to net cash provided by operating activities:
    Depreciation and amortization..................................................      7,487
    Provision for deferred rent....................................................        136
    Deferred income taxes..........................................................      2,692
    Loss on disposal of fixed assets...............................................          9
    Changes in operating assets and liabilities:
      (Increase) in accounts receivable............................................       (335)
      (Increase) in inventories....................................................        (52)
      (Increase) decrease in prepaid expenses and other current assets.............         82
      (Increase) in other assets...................................................       (641)
      Increase (decrease) in accounts payable and accrued expenses.................       (737)
      Increase (decrease) in deferred revenue......................................        432
      (Decrease) in other non current liabilities..................................         (4)
                                                                                     ---------
        Net cash provided by operating activities..................................      6,616
                                                                                     ---------
Cash flows from investing activities:
  Additions to furniture, equipment and leasehold improvements.....................       (512)
  Additions to intangible assets...................................................        (17)
                                                                                     ---------
        Net cash (used in) investing activities....................................       (529)
                                                                                     ---------
Cash flows from financing activities:
    Payments on line of credit.....................................................     (8,524)
    Payment of stockholder debt....................................................     (5,000)
    Proceeds from line of credit...................................................      7,924
    Payment of deferred financing costs............................................         --
    Payment of acquisition costs...................................................         --
    Payment of subordinated debt...................................................         --
    Issuance of long-term debt.....................................................         --
    Purchase of stock, warrants and options........................................         --
                                                                                     ---------
        Net cash (used in) financing activities....................................     (5,600)
                                                                                     ---------
  Net increase (decrease) in cash and cash equivalents.............................        487
  Cash and cash equivalents--beginning of year.....................................        101
                                                                                     ---------
  Cash and cash equivalents--end of year...........................................  $     588
                                                                                     ---------
                                                                                     ---------
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest.......................................................................  $   6,198
                                                                                     ---------
                                                                                     ---------
Income taxes.......................................................................  $     117
                                                                                     ---------
                                                                                     ---------
Supplemental disclosure of non-cash investing activities:
    Purchase price adjustment related principally to the revaluation of deferred subscription income at the acquisition date resulting in a corresponding
     increase to goodwill..........................................................  $   1,246
                                                                                     ---------
                                                                                     ---------

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

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 31, 1996

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
D) CONCENTRATIONS OF CREDIT RISK

    The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company's cash and cash equivalent balances are principally maintained with one financial institution. At times, such balances may be in excess of Federally insured limits; however, the Company believes it is not exposed to any significant credit risk in this area. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising ad agents ("Legal Ad Agents"), generally limited due to the large number of customers comprising the Company's customer base. Approximately $8.4 million of 1996 advertising revenues relate to legal advertising in New York Law Journal. A significant portion of such revenue is generated through Legal Ad Agents. Such Legal Ad Agents do not have significant liquid net worth, and, as a result, the Company is exposed to a certain level of credit concentration risk in this area, which it believes it has adequately provided for.

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

G) INTANGIBLE ASSETS

    Intangible assets are stated at cost less accumulated amortization. Intangible assets are amortized on a straight-line basis over their respective useful lives. Intangible assets include deferred financing costs with the amortization and/or write-off of such costs classified as part of amortization expense rather than as interest expense. Goodwill represents the excess of purchase price over the fair value of net assets acquired. The Company periodically assesses the recoverability of goodwill by determining whether the amortization of goodwill over its estimated remaining life can be recovered through projected undiscounted future consolidated operating cash flows. The amount of goodwill impairment, if any, is charged to operations at the time impairment is determined by management. At December 31, 1996, management determined that there was no impairment of goodwill.

H) SOFTWARE DEVELOPMENT COSTS

    The Company capitalizes directly related software development costs incurred from the period technological feasibility is established until the product is ready for release. Amounts capitalized are amortized over the estimated useful life of the product and are evaluated by management, as to

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 31, 1996

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) recoverability, based upon whether the estimated future undiscounted net cash flows from the product are sufficient to fully recover the unamortized remaining book value related to such product.

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

    At December 31, 1996, approximately $1,203,000 of direct response promotional costs, net of accumulated amortization of $1,255,000 was recorded in other assets on the accompanying consolidated balance sheet. Advertising expense was approximately $2,707,000 for 1996.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 31, 1996

4. FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET

    The following is a summary of furniture, equipment and leasehold improvements:

                                                                                   ESTIMATED
                                                               (IN THOUSANDS)    USEFUL LIVES
                                                               ---------------  ---------------
Computer equipment and purchase software.....................     $   2,558             6 years
Furniture and office equipment...............................         1,187        5 to 9 years
Leasehold improvements.......................................           589       7 to 10 years
                                                                     ------
                                                                      4,334
Less accumulated depreciation and amortization...............        (1,713)
                                                                     ------
                                                                  $   2,621
                                                                     ------
                                                                     ------

5. INTANGIBLE ASSETS, NET

    The following is a summary of intangible assets:

                                                                                 AMORTIZATION
                                                                 (IN THOUSANDS)    PERIODS
                                                                 --------------  ------------
Goodwill.......................................................    $  135,519        (*)
Deferred financing costs.......................................         1,138      7 years
                                                                 --------------
 ...............................................................       136,657
Less accumulated amortization..................................        (7,597)
                                                                 --------------
                                                                   $  129,060
                                                                 --------------
                                                                 --------------

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

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 31, 1996

6. OTHER ASSETS

    Other assets is comprised of the following:

                                                                                (IN THOUSANDS)
                                                                                ---------------
Deferred direct response promotional costs (a)................................     $   1,203
Capitalized software (b)......................................................           204
Security deposits (c).........................................................            97
Officers' life insurance--cash surrender value (d)............................            43
Other.........................................................................            14
                                                                                      ------
                                                                                   $   1,561
                                                                                      ------
                                                                                      ------

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

7. LONG-TERM DEBT

    Long-term debt was comprised of the following:

                                                                                (IN THOUSANDS)
                                                                                --------------
Revolving Credit Facilities (a)...............................................    $   70,300
Less: current portion of Revolving Credit Facilities reduction amount.........        (3,300)
                                                                                     -------
                                                                                  $   67,000
                                                                                     -------
                                                                                     -------

(A) REVOLVING CREDIT FACILITIES

    On December 1, 1995, the Company entered into a revolving credit facility agreement (the "Credit Agreement") with The First National Bank of Boston (the "Bank"), as a lender and as agent for other lenders, under which NAI borrowed $15,674,061 and NYLP borrowed $55,225,939 (aggregating $70,900,000) in connection with Boston Ventures' acquisition of the Company. Upon NAI's merger into National, NYLP assumed the $15,674,061 of Bank debt, in the form of a dividend from NYLP to National. Therefore, at December 31, 1995, the entire Bank debt of $70.9 million was reflected as a NYLP borrowing. In addition, on January 2, 1996, NYLP borrowed approximately $5,022,000 from the Bank to pay the Finkelstein $5 million note and related accrued interest. The Finkelstein $5 million note was issued in connection with the December 1, 1995 acquisition of the Company (See Note 1). The Finkelstein note and related accrued interest was secured by an irrevocable letter of credit issued by the Bank. The Company's borrowing capacity under the revolving credit facility, including cash loans and standby letters

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 31, 1996

7. LONG-TERM DEBT (CONTINUED)
of credit of up to $6 million, was $80 million through December 30, 1996, and decreases semi-annually until final maturity on December 31, 2002 as follows:

PERIOD                                                                              AMOUNT
------------------------------------------------------------------------------  --------------
                                                                                (IN THOUSANDS)
December 31, 1996 through June 29, 1997.......................................    $   74,000
June 30, 1997 through December 30, 1997.......................................        70,500
December 31, 1997 through June 29, 1998.......................................        67,000
June 30, 1998 through December 30, 1998.......................................        63,250
December 31, 1998 through June 29, 1999.......................................        59,500
June 30, 1999 through December 30, 1999.......................................        55,250
December 31, 1999 through June 29, 2000.......................................        51,000
June 30, 2000 through December 30, 2000.......................................        45,750
December 31, 2000 through June 29, 2001.......................................        40,500
June 30, 2001 through December 30, 2001.......................................        33,750
December 31, 2001 through June 29, 2002.......................................        27,000
June 30, 2002 through final maturity date.....................................        19,000
Final maturity date (December 31, 2002)

    Available borrowings under this facility are further limited by the sum of
(a) the Company's letter of credit exposure and (b) certain stipulated percentages of excess cash flow based on the ratio of the Company's consolidated funded debt to consolidated operating cash flow, as defined. Outstanding borrowings under the facility bear interest at a fluctuating rate, subject to the Company's elected pricing option, at either the Base Rate, Eurodollar Rate, and/or CD Rate, plus a variable margin based on the Company's ratio of consolidated funded debt to consolidated operating cash flow, as defined. The interest rate under this revolving credit facility approximated 8.1% for the year ended December 31, 1996. Commitment fees are charged and payable quarterly at either a .375% or .500% annual rate, depending on the Company's ratio of consolidated funded debt to consolidated operating cash flow for the immediately preceding quarter (the "Quarterly Funded Debt Ratio") and on the average daily unused portion of the revolving credit facility. In addition, letter of credit usage fees are payable at rates which range between 1.25% and 2.5% depending on the Quarterly Funded Debt Ratio and on the daily letter of credit exposure during the three month period or portion thereof ending on such payment date. The revolving credit facility is secured by the assets of National and NYLP and the stock of NYLP and its subsidiaries.

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

(B) INTEREST RATE PROTECTION AGREEMENTS

    The Agreement provides that within 10 days after the Eurodollar Basic Rate for three month Eurodollar Pricing Options first exceeds 5.875% per annum, the Company will obtain and thereafter keep in effect one or more interest rate protection agreements covering a notional amount of at least 50% of the

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 31, 1996

7. LONG-TERM DEBT (CONTINUED)
outstanding borrowings under the revolving credit facility for an aggregate period of not less than two years.

8. OTHER NON-CURRENT LIABILITIES

    Other non-current liabilities was comprised of the following:

                                                                                (IN THOUSANDS)
                                                                                ---------------
Deferred rent (a).............................................................     $   1,536
Rent Security and deposit--sublease...........................................            23
Deferred compensation.........................................................            12
                                                                                      ------
                                                                                   $   1,571
                                                                                      ------
                                                                                      ------

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

    The benefit (provision) for income taxes is comprised of the following:

                                                                                (IN THOUSANDS)
                                                                                --------------
Current:
  Federal.....................................................................    $     (110)
  State and local.............................................................          (205)
                                                                                     -------
                                                                                        (315)
                                                                                     -------

Deferred:
  Federal.....................................................................        (1,621)
  State and local.............................................................        (1,071)
                                                                                     -------
                                                                                      (2,692)
                                                                                     -------
                                                                                  $   (3,007)
                                                                                     -------
                                                                                     -------

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 31, 1996

9. INCOME TAXES (CONTINUED)
    Net deferred tax assets were comprised of the following:

                                                                                (IN THOUSANDS)
                                                                                ---------------
Deferred tax assets:
  Accounts receivable reserves................................................     $     268
  Inventory capitalization....................................................           372
  Deferred rent...............................................................           715
  Federal, state and local operating loss carryforwards.......................         4,472
  Federal AMT credit..........................................................           139
                                                                                      ------
                                                                                       5,966
                                                                                      ------
Deferred tax liabilities:
  Depreciation................................................................     $     442
  Deferred promotional costs..................................................           559
  Product development costs...................................................            95
                                                                                      ------
                                                                                       1,096
                                                                                      ------
Net deferred tax assets.......................................................     $   4,870
                                                                                      ------
                                                                                      ------

    The presentation of deferred tax assets and liabilities on the accompanying consolidated balance sheet is as follows:

                                                                                (IN THOUSANDS)
                                                                                ---------------
Deferred tax benefits, current................................................     $   4,293
Deferred tax liabilities, current.............................................            --
                                                                                      ------
Net deferred tax benefits, current............................................         4,293
                                                                                      ------
Deferred tax benefits, non-current............................................         1,673
Deferred tax liabilities, non-current.........................................        (1,096)
                                                                                      ------
Net deferred tax benefits, non-current........................................           577
                                                                                      ------
Net deferred tax assets.......................................................     $   4,870
                                                                                      ------
                                                                                      ------

    The reconciliation between total tax expense (benefit) and the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows:

                                                                                (IN THOUSANDS)
                                                                                ---------------
Federal statutory income taxes................................................     $     188
Permanent differences (principally goodwill amortization).....................         2,181
State and local income taxes, net of federal benefit..........................           842
Other.........................................................................          (204)
                                                                                      ------
                                                                                   $   3,007
                                                                                      ------
                                                                                      ------

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 31, 1996

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

11. OTHER INCOME (EXPENSE)

    Other income (expense) is comprised of the following items:

                                                                                 (IN THOUSANDS)
                                                                                -----------------
Insurance claim recovery (a)..................................................      $     235
Litigation settlement.........................................................             --
Barter income (loss)..........................................................            (54)
Apollo management fee.........................................................             --
                                                                                        -----
                                                                                    $     181
                                                                                        -----
                                                                                        -----

------------------------

(a) Represents an insurance reimbursement of approximately $287,000 relating to employee theft, net of legal and professional costs of $52,000.

12. RETIREMENT PLANS

    The Company has a 401(k) profit sharing plan (the "Plan") for all eligible employees who have completed one year of service. Under the Plan, the Company has the option of making a matching contribution of up to 3% of a participant's compensation. During 1996, the Company did not make any matching discretionary contributions to the Plan.

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 31, 1996

12. RETIREMENT PLANS (CONTINUED)
    In addition, approximately 20 Company employees are covered by certain defined contribution retirement plans sponsored by the Typographical Union. Company contributions to these retirement plans for 1996 were $476,000.

13. COMMITMENTS AND CONTINGENCIES

A) OPERATING LEASES

    The Company leases office space under non cancelable operating leases which expire at various dates through October 2008. At December 31, 1996, the future minimum payments due under these leases, net of sublease income, are as follows:

YEARS ENDING DECEMBER 31,                                                           AMOUNT
------------------------------------------------------------------------------  --------------
                                                                                (IN THOUSANDS)
  1997........................................................................    $    1,027
  1998........................................................................         1,129
  1999........................................................................         1,187
  2000........................................................................         1,190
  2001........................................................................         1,177
  Thereafter..................................................................         8,620
                                                                                     -------
                                                                                  $   14,330
                                                                                     -------
                                                                                     -------

    Rent expense, net of sublease income, was approximately $1,395,000 for the year ended December 31, 1996.

    At December 31, 1996, the Company had a letter of credit outstanding of approximately $533,000 for the security deposit on its corporate office space.

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

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMERICAN LAWYER MEDIA, INC.

                                By:
                                     -----------------------------------------
                                                 William L. Pollak
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

                                Director, President and
    /s/ WILLIAM L. POLLAK         Chief Executive Officer
------------------------------    (Principal Executive        March 31, 1999
      William L. Pollak           Officer)

                                Vice President and Chief
      /s/ LESLYE G. KATZ          Financial Officer
------------------------------    (Principal Financial        March 31, 1999
        Leslye G. Katz            Officer and Principal
                                  Accounting Officer)

    /s/ BRUCE WASSERSTEIN
------------------------------  Chairman of the Board of      March 31, 1999
      Bruce Wasserstein           Directors

       /s/ ANUP BAGARIA
------------------------------  Director, Vice President      March 31, 1999
         Anup Bagaria

       /s/ BRUCE BARNES
------------------------------  Director                      March 31, 1999
         Bruce Barnes

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ MICHAEL J. BIONDI
------------------------------  Director                      March 31, 1999
      Michael J. Biondi

     /s/ ROBERT C. CLARK
------------------------------  Director                      March 31, 1999
       Robert C. Clark

    /s/ DONALD G. DRAPKIN
------------------------------  Director                      March 31, 1999
      Donald G. Drapkin

   /s/ JAMES A. FINKELSTEIN
------------------------------  Director                      March 31, 1999
     James A. Finkelstein

  /s/ ANDREW G.T. MOORE, II
------------------------------  Director                      March 31, 1999
    Andrew G.T. Moore, II

                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                                   DESCRIPTION
-----------  -------------------------------------------------------------------------------------------------------
      2.1*   Purchase Agreement, dated as of October 23, 1997, by and among Boston Ventures Limited Partnership IV,
             Boston Ventures Limited Partnership IVA, James A. Finkelstein and ALM Holdings, LLC, as amended.
      3.1*   Certificate of Incorporation of the Company
      3.2*   Certificate of Amendment of the Certificate of Incorporation of the Company
      3.16*  Bylaws of the Company
      4.1*   Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of New York, as trustee
      4.2*   Supplemental Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of New York, as trustee
      4.3*   Supplemental Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of New York, as trustee
      4.4*   Supplemental Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of New York, as trustee
      4.5*   Supplemental Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of New York, as trustee
      4.6*   Supplemental Indenture, dated as of December 22, 1997, among the Company, the Guarantors named therein and The Bank of New York, as trustee
      4.7*   Supplemental Indenture, dated as of April 14, 1998, among the Company, the Guarantors and The Bank of
             New York, as trustee
      4.10*  Registration Rights Agreement, dated as of December 22, 1997, among the Company, the Guarantors named therein and the Initial Purchasers
     10.1*   Lease, dated September 30, 1993, between Park Avenue South/Armory, Inc. and The New York Law Publishing
             Company for premises at 345 Park Avenue South, New York, New York
     10.2*   First Supplemental Agreement, dated November 30, 1994, between Park Avenue South/ Armory, Inc. and The
             New York Law Publishing Company for premises at 345 Park Avenue South, New York, New York
     10.3*   Credit Agreement, dated as of March 25, 1998, among the Company, Holdings, various banks, Bank of
             America National Trust and Savings Association, BancBoston Securities Inc. and BancAmerica Robertson
             Stephens
     10.4*   Employment Agreement dated February 9, 1998 between the Company and William L. Pollak
     12.1    Statement re: computation of ratio of earnings to fixed charges
     21.1    List of Subsidiaries of the Company
     24.1    Power of Attorney of the Company (included on Signature Page)
     27.1    Financial Data Schedule

------------------------

* Exhibits are incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 333-50117).

(B) FINANCIAL STATEMENT SCHEDULES

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Lawyer Media, Inc.

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of American Lawyer Media, Inc. for the year ended December 31, 1998 and the five months ended December 31, 1997 included in this registration statement and have issued our report thereon dated March 30, 1999. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed below is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. The schedule for the year ended December 31, 1998 and the five months ended December 31, 1997 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

New York, New York
March 30, 1999

                          AMERICAN LAWYER MEDIA, INC.

                 SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE FIVE MONTHS ENDED DECEMBER 31, 1997

                 AND THE TWELVE MONTHS ENDED DECEMBER 31, 1998

                             (DOLLARS IN THOUSANDS)

                                                          CHARGED TO    CHARGED TO                   BALANCE
                                            BALANCE AT    COSTS AND       OTHER                     AT END OF
                                            BEGINNING      EXPENSES      ACCOUNTS     DEDUCTIONS      PERIOD
DESCRIPTION                                 OF PERIOD    DEBIT(CREDIT) DEBIT(CREDIT) DEBIT(CREDIT) DEBIT(CREDIT)
-----------------------------------------  ------------  ------------  ------------  ------------  ------------
                                                                 ADDITIONS
                                                         --------------------------

                                           DEBIT(CREDIT) DEBIT(CREDIT) DEBIT(CREDIT) DEBIT(CREDIT) DEBIT(CREDIT)
FOR THE FIVE MONTHS ENDED DECEMBER 31,
  1997:
Allowance for doubtful accounts..........   $   (1,661)   $     (843)   $   (1,014)(1)  $      282(2)  $   (3,236)
                                           ------------  ------------  ------------  ------------  ------------
                                           ------------  ------------  ------------  ------------  ------------
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
  1998:
Allowance for doubtful accounts..........   $   (3,236)   $   (1,819)       --        $    1,460(2)  $   (3,595)

------------------------

(1) Represents the addition of the NLP allowance for doubtful accounts ($1,014) at the date of acquisition.

(2) Represents reversals of the allowance account and write-offs of accounts receivable, net of recoveries.