Form 10-Q
period 1999-03-31
AMERICAN LAWYER MEDIA INC
filed 1999-05-14
CIK 1059498

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended March 31, 1999.
|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of May 1, 1999 there were 100 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I
    FINANCIAL INFORMATION

         ITEM 1  FINANCIAL STATEMENTS..........................................3

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS....................................13

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...16

PART II

    OTHER INFORMATION

         ITEM 1  LEGAL PROCEEDINGS............................................17

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS....................17

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................17

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........17

         ITEM 5. OTHER INFORMATION............................................17

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................17


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           AMERICAN LAWYER MEDIA, INC.

                           CONSOLIDATED BALANCE SHEETS

                      MARCH 31, 1999 AND DECEMBER 31, 1998
                      (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                             MARCH 31, 1999     DECEMBER 31, 1998
                                                                           ------------------   -----------------
                              ASSETS                                          (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ................................................   $   1,245          $     514
   Accounts receivable, net of allowance for doubtful accounts ..............
      and returns of $3,838 and $3,595, respectively ........................      15,719             14,850
   Inventories, net .........................................................       1,513              1,849
   Other current assets .....................................................       1,711              1,361
                                                                                ---------          ---------
      Total current assets ..................................................      20,188             18,574
PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization of $3,984 and
   $3,441, respectively ......................................................      9,222              7,146
INTANGIBLE ASSETS, net of accumulated amortization of
   $16,569 and $13,579, respectively ........................................     162,853            165,843
GOODWILL, net of accumulated amortization of $15,199 and
   $12,231, respectively ....................................................     164,434            167,402
DEFERRED FINANCING COSTS net of accumulated
   amortization of $1,045 and $839, respectively ............................       6,733              6,941
DEFERRED INCOME TAXES .......................................................           -                  -
OTHER ASSETS ................................................................         868                869
                                                                                ---------          ---------
      Total assets ..........................................................   $ 364,298          $ 366,775
                                                                                =========          =========
               LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
   Accounts payable .........................................................   $   1,807          $   2,527
   Accrued expenses .........................................................      12,550             11,574
   Accrued interest payable .................................................       5,336              1,076
   Deferred income (including deferred subscription income of
      $17,484 and $16,997, respectively) ....................................      19,004             18,241
                                                                                ---------          ---------
      Total current liabilities .............................................      38,697             33,418
                                                                                ---------          ---------
LONG TERM DEBT ..............................................................       8,500              8,500
                                                                                ---------          ---------
SENIOR NOTES ................................................................     175,000            175,000
                                                                                ---------          ---------
DEFERRED INCOME TAXES .......................................................      42,992             43,834
                                                                                ---------          ---------
OTHER NONCURRENT LIABILITIES ................................................       3,339              5,031
                                                                                ---------          ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock - $.01 par value; 1,000 shares authorized; 100 issued and
      outstanding at March 31, 1999 and December 31, 1998                               -                  -
   Paid-in-capital ..........................................................     123,775            123,775
   Accumulated deficit ......................................................     (28,005)           (22,783)
                                                                                ---------          ---------
      Total stockholders' equity ............................................      95,770            100,992
                                                                                ---------          ---------
      Total liabilities and stockholder's equity ............................   $ 364,298          $ 366,775
                                                                                =========          =========


                The accompanying notes to consolidated financial
            statements are an integral part of these balance sheets.

                           AMERICAN LAWYER MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE THREE MONTHS ENDED MARCH 31
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                     1999             1998
                                                   --------          --------
NET REVENUES:
   Periodicals
      Advertising ..............................   $ 17,973          $ 14,954
      Subscription .............................      5,647             5,140
   Ancillary Products and Services .............      7,929             5,628
   Internet Services ...........................        477               654
                                                   --------          --------
      Total net revenues .......................     32,026            26,376
                                                   --------          --------
OPERATING EXPENSES:
   Editorial ...................................      4,883             3,361
   Production and Distribution .................      7,370             5,472
   Selling .....................................      6,060             4,250
   General and Administrative ..................      7,343             7,101
   Internet Services ...........................      1,263             1,110
   Depreciation and Amortization ...............      6,503             5,946
                                                   --------          --------
      Total operating expenses .................     33,422            27,240
                                                   --------          --------
      Operating loss ...........................     (1,396)             (864)

INTEREST EXPENSE, net ..........................     (4,669)           (4,382)
                                                   --------          --------
   Loss before income taxes ....................     (6,065)           (5,246)

BENEFIT FOR INCOME TAXES .......................        843               937
                                                   --------          --------
   Net loss ....................................   $ (5,222)         $ (4,309)
                                                   ========          ========


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 (IN THOUSANDS)


                                                         COMMON STOCK
                                                       ---------------   ADDITIONAL
                                                                  PAR     PAID-IN     ACCUMULATED
                                                       SHARES    VALUE    CAPITAL       DEFICIT         TOTAL
                                                       ------    -----    -------       -------         -----
BALANCE AT DECEMBER 31, 1998 .....................       100        $-   $ 123,775    $ (22,783)     $ 100,992

Net Loss (Unaudited)..............................         -         -           -       (5,222)        (5,222)
                                                       ------    -----   ---------    ---------      ---------
BALANCE AT MARCH 31, 1999 (Unaudited).............       100        $-   $ 123,775    $ (28,005)     $  95,770
                                                       ======    =====   =========    =========      =========


               The accompanying notes to consolidated financial
              statements are an integral part of this statement.

                           AMERICAN LAWYER MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       FOR THE THREE MONTHS ENDED MARCH 31
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                       1999               1998
                                                                                     --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ..........................................................           $ (5,222)          $ (4,309)
      Adjustments to reconcile net loss to net cash (used in) provided by operating activities
      Depreciation and amortization .....................................              6,503              5,946
      Non-cash interest .................................................                208                184
      Decrease (increase) in -
           Accounts receivable, net .....................................               (869)             1,285
           Inventories ..................................................                336                158
           Other current assets .........................................               (351)               (97)
           Deferred financing costs .....................................                  -               (532)
           Other assets .................................................                  1                 26
      Increase (decrease) in -
           Accounts payable .............................................               (719)              (776)
           Accrued expenses .............................................                976             (1,076)
           Accrued interest payable .....................................              4,261              4,266
           Deferred income ..............................................                763              1,649
           Other noncurrent liabilities .................................             (2,535)            (1,130)
                                                                                    --------           --------
           Total adjustments ............................................              8,574              9,903
                                                                                    --------           --------
           Net cash provided by operating activities ....................              3,352              5,594
                                                                                    --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures ..............................................             (2,621)              (189)
      Purchase of business:
           Working capital, other than cash .............................                  -                  -
           Property plant and equipment .................................                  -                  -
           Cost in excess of net assets of company acquired .............                  -            (11,262)
           Acquisition related costs and expenses .......................                  -                262
                                                                                    --------           --------
           Net cash used in investing activities ........................             (2,621)           (11,189)
                                                                                    --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Capital contribution ..............................................                  -                  -
      Net Repayments on revolver ........................................                  -                  -
                                                                                    --------           --------
           Net cash (used in) provided by financing activities ..........                  -                  -
                                                                                    --------           --------
           Net increase (decrease) in cash and cash equivalents .........                731             (5,595)
CASH AND CASH EQUIVALENTS, beginning of period ..........................                514              8,962
                                                                                    --------           --------
CASH AND CASH EQUIVALENTS, end of period ................................           $  1,245           $  3,367
                                                                                    ========           ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
      Cash paid during the period for -
           Income taxes .................................................           $     55           $    234
                                                                                    ========           ========
           Interest .....................................................           $    212           $      3
                                                                                    ========           ========


                The accompanying notes to consolidated financial
              statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (Unaudited)

1. ORGANIZATION & OPERATIONS

      American Lawyer Media, Inc. (the "Company") is a wholly-owned subsidiary of American Lawyer Media Holdings, Inc. (formerly Cranberry Partners, LLC ("Cranberry")).

      Cranberry, a Delaware limited liability company, was formed on August 1, 1997. On August 27, 1997 (the "ALM Acquisition Closing"), Cranberry acquired substantially all of the assets and liabilities of American Lawyer Media L.P. ("Old ALM") for $63,000,000 ("ALM Acquisition"). The acquisition was effective retroactively to July 31, 1997. As of the ALM Acquisition Closing, all of the membership interests of Cranberry were held by W.P. Management Partners, LLC on behalf of U.S. Equity Partners, L.P. and certain of its affiliates. Old ALM is a publisher of legal publications, which includes primarily THE AMERICAN LAWYER, CORPORATE COUNSEL MAGAZINE, AMLAW TECH, THE CONNECTICUT LAW TRIBUNE, LEGAL TIMES, NEW JERSEY LAW JOURNAL, THE RECORDER, TEXAS LAWYER, FULTON COUNTY DAILY REPORT, and MIAMI DAILY BUSINESS REVIEW. In addition, Old ALM operated Counsel Connect, a membership-based online service exclusively for lawyers and legal professionals. The Company's operations are based in New York with regional offices in seven states and the District of Columbia.

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

      In December 1997, Holdings received capital contributions from its stockholders, Wasserstein & Co., Inc., U.S. Equity Partners L.P. and U.S. Equity Partners (Offshore) L.P., totaling $75 million. On December 22, 1997, Holdings issued $35 million of 12.25% Senior Discount Notes in an offering under Rule 144A promulgated under the Securities Act of 1933, as amended (the "Act"). Simultaneously, Holdings contributed capital of $108.8 million to the Company. Also on December 22, 1997, the Company issued $175 million of 9.75% Senior Notes in an offering under Rule 144A promulgated under the Act. The Company used a portion of the capital and the proceeds from the Company's 144A offering to acquire all of the outstanding capital stock of National Law Publishing Company, Inc. (a Delaware corporation) ("Old NLP") for approximately $203 million (the "NLP Acquisition") through a wholly owned subsidiary, NLP Acquisition Co., Inc., (a New York corporation) ("Acquisition"). Old NLP was then, on December 22, 1997, merged with and into Acquisition with Acquisition surviving. Subsequent to the merger, Acquisition was renamed National Law Publishing Company, Inc. ("NLP"). At the closing of the NLP Acquisition, all

                           AMERICAN LAWYER MEDIA, INC.

                                 MARCH 31, 1999
                                   (Unaudited)

1. ORGANIZATION & OPERATIONS (continued)

intellectual property of NLP and its subsidiaries was transferred to NLP IP Company, a wholly-owned subsidiary of NLP. Old NLP is a publisher of legal publications, which include NEW YORK LAW JOURNAL, THE NATIONAL LAW JOURNAL JOURNAL, and LAW TECHNOLOGY NEWS. In addition, Old NLP operated LAW JOURNAL EXTRA!, a membership-based internet service for lawyers and legal professionals, publishes legal text and provides seminars targeted at the U.S. legal community.

      On March 3, 1998 the Company purchased substantially all of the assets and assumed certain of the liabilities of LegalTech, LLC ("LegalTech"), for approximately $10.8 million.

      On April 2, 1998, the Board of Directors authorized Holdings to issue shares of Holdings' $.01 par value per share common stock to U.S. Equity Partners, L.P., in consideration of payment by U.S. Equity Partners, L.P., of $15,000,000.

      On April 22, 1998, effective as of April 1, 1998, the Company purchased substantially all of the legal publishing-related assets and assumed certain liabilities of Legal Communications, Ltd ("LCL") for an aggregate purchase price of approximately $20.1 million.

      On December 29, 1998, the Company enacted an internal plan of reorganization (the "Plan") approved by a subcommittee of Holdings' Board of Directors appointed by the Board of Directors at its quarterly meeting on November 9, 1998. Pursuant to the Plan, Holdings and its subsidiaries entered into the following transactions: (I) ALM, LLC merged with and into The New York Law Publishing Company, a New York corporation, and a wholly-owned indirect subsidiary of Holdings ("NYLP"), with NYLP surviving; (ii) ALM IP, LLC merged with and into NLP IP Company, with NLP IP Company surviving; (iii) ALM Counsel Connect , Inc. merged with and into Counsel Connect, LLC, with Counsel Connect LLC surviving; (iv) ALM formed a new, wholly-owned subsidiary, Professional On Line, Inc., a Delaware corporation ("POL"); (v) Counsel Connect LLC merged with and into POL with POL surviving; (vi) Law Journal Extra, Inc., a New York corporation, and wholly-owned indirect subsidiary of Holdings, merged with and into POL with POL surviving; and (vii) Legal Tech, LLC, a Delaware limited liability company, and a wholly-owned indirect subsidiary of Holdings, merged with and into NYLP with NYLP surviving.

      Effective March 5, 1999, ALM Intermediate Offshore Holdings, Inc. ("ALM Intermediate") was merged with and into the Company with the Company surviving (the "Reorganization Merger"). Immediately prior to the effectiveness of the Reorganization Merger, (i) ALM Intermediate owned a record 14,411 shares of Common Stock, par value $.01 per share, of the Company (the "ALM Intermediate Shares") and (ii) all of the issued and outstanding capital stock of ALM Intermediate was owned of record by U.S. Equity Partners (Offshore), L.P. ("Offshore"). In connection with the Reorganization Merger, the ALM Intermediate Shares became trearury shares of the Company and were simultaneously reissued directly to Offshore. The beneficial ownership of the capital stock of the Company has not changed as a result of the Reorganization Merger.

                           AMERICAN LAWYER MEDIA, INC.

                                 MARCH 31, 1999
                                   (Unaudited)

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

                           AMERICAN LAWYER MEDIA, INC.

                                 MARCH 31, 1999
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Subscription Income

      Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $3,506,000 and $2,602,000 are included in accounts receivable in the accompanying consolidated March 31, 1999 and December 31, 1998 balance sheets, respectively.

Advertising and Promotion Costs

      Advertising and promotion expenditures, which totaled approximately $1,766,000 and $1,314,200 for the three months ended March 31, 1999 and 1998, respectively, are expensed as the related advertisements or campaigns are released.

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

                           AMERICAN LAWYER MEDIA, INC.

                                 MARCH 31, 1999
                                   (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Reclassifications

      Certain 1998 amounts have been reclassified to conform with the current year presentation

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

      On March 25, 1998, Holdings and the Company (as the "Borrower") entered into a credit agreement with various banks that established a combined revolving loan commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Financing costs associated with the Revolving Credit Facility have been capitalized and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by Holdings and, on a joint and several basis, by all subsidiaries of the Company. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its domestic subsidiaries, including a pledge of the equity securities of such subsidiaries, and a pledge by Holdings of all of the stock of the Company. The Revolving Credit Facility bears interest at a fluctuating rate determined by reference to

                           AMERICAN LAWYER MEDIA, INC.

                                 MARCH 31, 1999
                                   (Unaudited)

3. DEBT (continued)

(i) the Base Rate (as defined in the Revolving Credit Facility) plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar Rate (as defined in the Revolving Credit Facility) plus a margin ranging from 1.25% to 2.5%, as the case may be. The applicable margin is based on the Company's consolidated total leverage ratio. The Base Rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar Rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market in an aggregate principal amount approximately equal to the amount of the loan made to the Company, and (ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. The Company is also required to pay customary fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees, and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility includes both affirmative and negative covenants that include meeting certain financial ratios. As of March 31, 1999, the unused commitment is approximately $30,500,000. A 10% increase in the average rate, during the first quarter of 1999, would have increased the Company's net loss to approximately $(5,237,000). See also footnote 5.

4. INCOME TAXES

      The federal income tax provision (benefit) was recorded in the accompanying statement of operations, reflecting the fact that the Company files a consolidated return with its parent, Holdings.

5. SUBSEQUENT EVENT

         On April 26, 1999 Holdings and the Company entered into an amended Revolving Credit Facility which became effective March 29, 1999. This amendment limits the Company's ability to borrow in excess of $20,000,000 under the Revolving Credit Facility until certain ratios are achieved. This amendment also adjusted certain of the covenants contained in the original Revolving Credit Facility.

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

OVERVIEW

HISTORICAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

      The following discussion compares the financial results of the Company for the quarter ended March 31, 1999, which includes the financial results of the acquisitions of LegalTech and LCL, to financial information for the quarter ended March 31, 1998.

      OVERVIEW. Net revenues increased by $5.7 million, or 21.4%, from $26.4 million for the quarter ended March 31, 1998 to $32.0 million for the quarter ended March 31, 1999. Total operating costs and expenses increased $6.2 million, or 22.7%, from $27.2 million for the quarter ended March 31, 1998 to $33.4 million for the quarter ended March 31, 1999. As a result, the operating loss increased $0.5 million, from $0.9 million for the quarter ended March 31, 1998 to $1.4 million for the quarter ended March 31, 1999, while EBITDA remained flat at $5.1 million. Internet Services revenues decreased $0.2 million, or 27.1%, from $0.7 million for the quarter ended March 31, 1998 to $0.5 million for the quarter ended March 31, 1999. Internet Services expenses increased $0.2 million, or 13.8%, from $1.1 million for the quarter ended March 31, 1998 to $1.3 million for the quarter ended March 31, 1999. Accordingly, excluding the results from Internet Services, the operating loss increased just $0.2 million, or 49.5%, from $0.4 million for the quarter ended March 31, 1998 to $0.6 million for the quarter ended March 31, 1999, while EBITDA increased $0.4 million, or 6.4%, from $5.5 million to $5.9 million over the same periods.

      REVENUES. Advertising revenues increased $3.0 million, or 20.2%, from $15.0 million for the quarter ended March 31, 1998 to $18.0 million for the quarter ended March 31, 1999. The acquisition of LCL accounted for $2.0 million of this increase. Without LCL, revenues increased $1.0 million, or 7.0%, due principally to an increase in advertising rates.

      Subscription revenues increased $0.5 million, or 9.9%, from $5.1 million for the quarter ended March 31, 1998 to $5.6 million for the quarter ended March 31, 1999. This increase was primarily due to the acquisition of LCL.

      Revenues from ancillary products and services increased $2.3 million, or 40.9%, from $5.6 million for the quarter ended March 31, 1998 to $7.9 million for the quarter ended March 31, 1999. This increase was due to the additions of LCL and LegalTech.

      Revenues from Internet Services decreased $0.2 million, or 27.1%, from $0.7 million for the quarter ended March 31, 1998 to $0.5 million for the quarter ended March 31, 1999. This decrease is attributable primarily to the shutdown of Counsel Connect.

      OPERATING EXPENSES. Total operating costs and expenses increased $6.2 million, or 22.7%, from $27.2 million for the quarter ended March 31, 1998 to $33.4 million for the quarter ended March 31, 1999. This increase is largely due to $3.3 million of expenses from LCL and LegalTech as well as the Company's investment in new products, product extensions and expanded Web presence.

      Editorial expenses increased by $1.5 million, or 45.3%, from $3.4 million for the quarter ended March 31, 1998 to $4.9 million for the quarter ended March 31, 1999 primarily due to an overall investment in the Company's editorial products. The addition of LCL as well as start up costs associated with the upcoming launch of a new daily publication (THE DAILY DEAL) contributed to the increase.

      Production and distribution expenses increased $1.9 million, or 34.7%, from $5.5 million for the quarter ended March 31, 1998 to $7.4 million for the quarter ended March 31, 1999. The addition of LCL and LegalTech accounted for $1.3 million of the increase. The remainder of this increase is primarily the result of the launch of a new weekly publication in California (CALIFORNIA LAW WEEK) in February 1999.

      Selling expenses increased $1.8 million, or 42.6%, from $4.3 million for the quarter ended March 31, 1998 to $6.1 million for the quarter ended March 31, 1999. This additions of LCL and LegalTech accounted for $1.0 million of this increase.

      General and administrative expenses increased $0.2 million, or 3.4%, from $7.1 million for the quarter ended March 31, 1998 to $7.3 million for the quarter ended March 31, 1999. This increase is primarily associated with the addition of LCL and LegalTech.

      Internet Services expenses increased $0.2 million, or 13.8%, from $1.1 million for the quarter ended March 31, 1998 to $1.3 million for the quarter ended March 31, 1999. This increase is the direct result of the launch of the Company's new internet site, Law News Network.

      Depreciation and amortization expenses increased $0.6 million, or 9.4%, from $5.9 million for the quarter ended March 31, 1998 to $6.5 million for the quarter ended March 31, 1999. Amortization of goodwill associated with the LCL and LegalTech acquisitions accounts for most of this increase.

      OPERATING LOSS. As a result of the above factors, the operating loss increased $0.5 million, or 61.6%, from $0.9 million for the quarter ended March 31, 1998 to $1.4 million for the quarter ended March 31, 1999, while EBITDA remained essentially flat at $5.1 million for the two periods.

LIQUIDITY AND CAPITAL RESOURCES

      CAPITAL EXPENDITURES. The Company's operations are not usually capital intensive. Capital expenditures were $2.6 million for the three months ended March 31, 1999. Capital spending in 1999 is expected to be approximately $8.0 million. This is higher than historical and expected future spending due to new editorial and advertising systems to support new initiatives and facilities.

      NET CASH PROVIDED BY OPERATING ACTIVITIES. Net cash provided by operating activities was $3.4 million for the three months ended March 31, 1999, as a net loss of $5.2 million and a reduction in other noncurrent liabilities of $2.5 million were more than offset by depreciation and amortization of $6.5 million and an increase in accrued interest payable of $4.3 million.

      NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was $2.6 million for the three months ended March 31, 1999 all due to capital expenditures.

      YEAR 2000 COMPLIANCE. The Company is in the process of modifying, upgrading or replacing its computer software applications and systems which the Company expects will accommodate the "Year 2000" dating changes necessary to permit correct recording of year dates for 2000 and later years. The Company has developed a technology plan which the Company is currently implementing, to replace all client and server based software systems necessary to be Year 2000 compliant. The applications that the Company is installing and upgrading include, but are not limited to, its Editorial and workflow systems (QPS), Classified/Display (Atex), Accounts Receivable (PeopleSoft), Accounting (Solomon), Payroll (ADP), circulation/fulfillment (Multi-pub), e-mail (MS Exchange) and its business suite applications (MS Office 97 and 98). All vendors have assured the Company in writing that their respective software packages are Year 2000 compliant.

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

      The Company is working with its software vendors to ensure that necessary patches are installed to make the Company Year 2000 compliant. These vendors include, but are not limited to: Microsoft (Window NT workstation and Server), Novell (Netware 4.x), Sun (Solaris 2.4), and Apple (Mac OS 8.5). Following completion of all current work, the Company intends to hire a Year 2000 consultant to help verify the integrity of all systems; hardware (networking and desktop), and software (application and system). The Company does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. The Company believes that it will be able to achieve compliance by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any adverse information concerning the compliance status of its suppliers and customers.

      The Company's management is currently working on Year 2000 contingency plans that include a description of the resources, staff roles, procedures, and timetables needed for its implementation. These plans will include the following strategies for meeting minimum acceptable output requirements for each critical business process: quick fix, partial replacement, full redundancy and outsourcing. The basic implementation modes for the quick fix, partial, and full replacement of functionally provided by failed mission-critical systems are manual replacement, semi-automated replacement and automated replacement. These plans will be completed for each critical business process no later than three months prior to the date management currently projects the process to be Year 2000 compliant.

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       See footnote 3 in the Notes to the Consolidated Financial Statements.

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

                                    AMERICAN LAWYER MEDIA, INC.

           May 14, 1999             /s/ William L. Pollak
                                    --------------------------------------------
                                    William L. Pollak
                                    President and Chief Executive Officer

           May 14, 1998             /s/ Leslye G. Katz
                                    --------------------------------------------
                                    Leslye G. Katz
                                    Vice President and Chief Financial Officer