Form 10-Q
period 1999-09-30
AMERICAN LAWYER MEDIA INC
filed 1999-11-12
CIK 1059498

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended September 30, 1999.

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes |_|         No |X|


      NOTE: THIS IS A VOLUNTARY FILING; REGISTRANT NOT SUBJECT TO
      SECTION 13 OR 15(d).


As of November 11, 1999 there were 100 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART I

    FINANCIAL INFORMATION.....................................................4

         ITEM 1  FINANCIAL STATEMENTS.........................................4

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS...................................14

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..18

PART II

    OTHER INFORMATION........................................................19

         ITEM 1  LEGAL PROCEEDINGS...........................................19

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...................19

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.............................19

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........19

         ITEM 5. OTHER INFORMATION...........................................19

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................19

                         INDEX TO FINANCIAL INFORMATION

                                                                           PAGE

Consolidated Financial Statements of American Lawyer Media, Inc.

Consolidated Balance Sheets at September 30, 1999 and
         December 31, 1998....................................................4

Consolidated Statements of Operations for the Nine Months
         Ended September 30, 1999 and 1998....................................5

Consolidated Statements of Operations for the Three Months
         Ended September 30, 1999 and 1998....................................6

Consolidated Statement of Changes in Stockholder's Equity
         for the Nine Months Ended September 30,1999 .........................7

Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1999 and 1998....................................8

Notes to Consolidated Financial Statements at September 30, 1999.......... 9-13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           AMERICAN LAWYER MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                     SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                         (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                 1999            1998
                                                                               ---------       ---------
                              ASSETS                                          (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents ............................................      $     299       $     514
   Accounts receivable, net of allowance for doubtful accounts
      and returns of $3,038 and $3,595, respectively ....................         16,587          14,850
   Inventories, net .....................................................          1,431           1,849
   Other current assets .................................................          2,800           1,361
                                                                               ---------       ---------
      Total current assets ..............................................         21,117          18,574
PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation and amortization of $4,652 and
   $3,441, respectively .................................................         12,988           7,146
INTANGIBLE ASSETS, net of accumulated amortization of
   $22,550 and $13,579, respectively ....................................        152,669         165,843
GOODWILL, net of accumulated amortization of $21,214 and
   $12,231, respectively ................................................        156,065         167,402
DEFERRED FINANCING COSTS, net of accumulated
   amortization of $1,461 and $839, respectively ........................          6,317           6,941
OTHER ASSETS ............................................................          4,603             869
                                                                               ---------       ---------
      Total assets ......................................................      $ 353,759       $ 366,775
                                                                               =========       =========
               LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Accounts payable .....................................................      $   4,896       $   2,527
   Accrued expenses .....................................................          9,265          11,574
   Accrued interest payable .............................................          5,418           1,076
   Deferred income (including deferred subscription income of
      $18,151 and $16,997, respectively) ................................         19,389          18,241
                                                                               ---------       ---------
      Total current liabilities .........................................         38,968          33,418
                                                                               ---------       ---------
LONG TERM DEBT ..........................................................         12,800           8,500
                                                                               ---------       ---------
SENIOR NOTES ............................................................        175,000         175,000
                                                                               ---------       ---------
DEFERRED INCOME TAXES ...................................................         38,952          43,834
                                                                               ---------       ---------
OTHER NONCURRENT LIABILITIES ............................................          4,164           5,031
                                                                               ---------       ---------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock - $.01 par value; 1,000 shares authorized; 100 issued and
      outstanding at September 30, 1999 and December 31, 1998 ...........             --              --
   Paid-in-capital ......................................................        123,775         123,775
   Accumulated deficit ..................................................        (39,900)        (22,783)
                                                                               ---------       ---------
      Total stockholder's equity ........................................         83,875         100,992
                                                                               ---------       ---------
      Total liabilities and stockholder's equity ........................      $ 353,759       $ 366,775
                                                                               =========       =========

         The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                           AMERICAN LAWYER MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                      1999               1998
                                                    ---------          --------
NET REVENUES:
   Periodicals:
      Advertising .........................         $  55,973          $ 49,810
      Subscription ........................            17,651            16,930
   Ancillary Products and Services ........            22,250            19,132
   Internet Services ......................             1,244             2,014
                                                    ---------          --------
      Total net revenues ..................            97,118            87,886
                                                    ---------          --------
OPERATING EXPENSES:
   Editorial ..............................            16,045            11,169
   Production and Distribution ............            20,783            18,804
   Selling ................................            20,208            13,528
   General and Administrative .............            22,325            21,421
   Internet Services ......................             3,313             3,349
   Depreciation and Amortization ..........            19,937            18,797
                                                    ---------          --------
      Total operating expenses ............           102,611            87,068
                                                    ---------          --------
      Operating (loss) income .............            (5,493)              818

INTEREST EXPENSE, net .....................           (14,141)          (13,707)
                                                    ---------          --------
   Loss before income taxes ...............           (19,634)          (12,889)

BENEFIT FOR INCOME TAXES ..................             2,517             2,583
                                                    ---------          --------
   Net loss ...............................         $ (17,117)         $(10,306)
                                                    =========          ========

         The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                           AMERICAN LAWYER MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                       1999              1998
                                                     --------          --------
NET REVENUES:
   Periodicals:
      Advertising ..........................         $ 18,585          $ 16,750
      Subscription .........................            6,008             5,763
   Ancillary Products and Services .........            6,214             6,055
   Internet Services .......................              271               650
                                                     --------          --------
      Total net revenues ...................           31,078            29,218
                                                     --------          --------

OPERATING EXPENSES:
   Editorial ...............................            5,892             4,028
   Production and Distribution .............            6,201             6,494
   Selling .................................            8,229             4,383
   General and Administrative ..............            7,280             6,948
   Internet Services .......................              500             1,207
   Depreciation and Amortization ...........            6,775             6,438
                                                     --------          --------
      Total operating expenses .............           34,877            29,498
                                                     --------          --------
      Operating loss .......................           (3,799)             (280)

INTEREST EXPENSE, net ......................           (4,800)           (4,697)
                                                     --------          --------
   Loss before income taxes ................           (8,599)           (4,977)

BENEFIT FOR INCOME TAXES ...................              842               836
                                                     --------          --------
   Net loss ................................         $ (7,757)         $ (4,141)
                                                     ========          ========

         The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                           AMERICAN LAWYER MEDIA, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                               COMMON STOCK
                                             ----------------    ADDITIONAL
                                                        PAR        PAID-IN     ACCUMULATED
                                             SHARES    VALUE       CAPITAL       DEFICIT          TOTAL
                                             ------    ------      --------      --------       ---------
BALANCE AT DECEMBER 31, 1998................  100      $   --      $123,775      $(22,783)      $ 100,992

Net Loss ...................................   --          --            --       (17,117)        (17,117)
                                              ---      ------      --------      --------       ---------
BALANCE AT SEPTEMBER 30, 1999 (UNAUDITED)...  100      $   --      $123,775      $(39,900)      $  83,875
                                              ===      ======      ========      ========       =========

         The accompanying notes to the consolidated financial statements are an integral part of this financial statement.

                           AMERICAN LAWYER MEDIA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                       1999           1998
                                                                     --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss ................................................      $(17,117)      $(10,306)
      Adjustments to reconcile net loss to net cash provided by
           operating activities:
      Depreciation and amortization ...........................        19,937         18,797
      Non-cash interest .......................................           624             --
      Decrease (increase) in:
           Accounts receivable, net ...........................        (3,028)         2,015
           Inventories ........................................           418             77
           Other current assets ...............................          (440)           589
           Deferred financing costs ...........................            --           (884)
           Other assets .......................................         4,769            (64)
      Increase (decrease) in:
           Accounts payable ...................................         2,382         (1,575)
           Accrued expenses ...................................        (1,689)        (2,303)
           Accrued interest payable ...........................         4,342          4,793
           Deferred income ....................................         2,532            649
           Other noncurrent liabilities .......................        (4,287)        (2,698)
                                                                     --------       --------
           Total adjustments ..................................        25,560         19,396
                                                                     --------       --------
           Net cash provided by operating activities ..........         8,443          9,090
                                                                     --------       --------
CASH FLOWS FROM INVESTING
ACTIVITIES:
      Capital expenditures ....................................        (8,208)          (963)
      Purchase/Disposition of business:
           Working capital, other than cash ...................            --            426
           Property, plant and equipment ......................            --           (450)
           Cost in excess of net assets of company acquired ...            --        (31,880)
           Disposition of assets ..............................        (4,750)            --
           Acquisition related costs and expenses .............            --            432
                                                                     --------       --------
           Net cash used in investing activities ..............       (12,958)       (32,435)
                                                                     --------       --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
      Capital contribution ....................................            --         15,000
      Borrowings on Revolving Credit Facility .................         4,300             --
                                                                     --------       --------
           Net cash provided by financing activities ..........         4,300         15,000
                                                                     --------       --------
           Net decrease in cash and cash equivalents ..........          (215)        (8,345)
CASH AND CASH EQUIVALENTS, beginning of period ................           514          8,962
                                                                     --------       --------
CASH AND CASH EQUIVALENTS, end of period ......................      $    299       $    617
                                                                     ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Income taxes .......................................      $     56       $    280
                                                                     ========       ========
           Interest ...........................................      $  9,205       $  8,402
                                                                     ========       ========

         The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

1. ORGANIZATION & OPERATIONS

         American Lawyer Media, Inc. (the "Company") is a wholly-owned subsidiary of American Lawyer Media Holdings, Inc. ("Holdings"). The Company is a publisher of primarily legal publications, including THE AMERICAN LAWYER, NEW YORK LAW JOURNAL, THE NATIONAL LAW JOURNAL and CORPORATE COUNSEL. The Company's operations are based in New York with regional offices in eight states and the District of Columbia.

         On July 21, 1999, the Company transferred all of its and its subsidiaries' internet and electronic commerce business to Professional on Line, Inc. ("POL"). On July 24, 1999, POL was recapitalized by creating a class of 12.25% preferred stock, par value $0.01 per share (the "POL Preferred Stock"), in addition to the class of common stock, par value $0.01 per share, previously authorized (the "POL Common Stock"). On July 27, 1999, the Company sold all of the issued and outstanding POL Common Stock to Law.Com, Inc. (f/k/a Law.Com Acquisition Corp.) ("Law.Com") for $1.0 million in cash. The Company retained all of the issued and outstanding POL Preferred Stock. The POL Preferred Stock is included in Other Assets on the Balance Sheet. Law.Com is a web destination for legal information, e-commerce and e-services. Under a cross-licensing agreement, the Company will continue to provide content and editorial direction for Law.Com. Law.Com is owned by substantially the same investors that own the Company, including Wasserstein & Co., Inc., U.S. Equity Partners, L.P., and U.S. Equity Partners (Offshore) L.P.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

         The consolidated financial statements include the accounts of American Lawyer Media, Inc. and its wholly-owned subsidiaries which, unless the context otherwise requires, are collectively referred to herein as the "Company". Intercompany transactions and balances have been eliminated in consolidation. The 1999 consolidated financial statements include the operations for POL through July 27, 1999, the date of sale of the POL Common Stock to Law.Com.

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

Concentrations of Credit Risk

         The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company believes it is not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising agents ("Legal Ad Agents"), generally limited due to the large number of customers comprising the Company's customer base. Such Legal Ad Agents do not have significant liquid net worth and, as a result, the Company is exposed to a certain level of credit concentration risk in this area, for which the Company believes it has adequately provided.

                           AMERICAN LAWYER MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

         Periodical Advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in the Company's publications. Advertising revenue is recognized upon release of the related publications.

         Periodical Subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

         Ancillary Products and Services revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books, seminar and conference income, income from a daily fax service of court decisions and income from electronic products. Printing revenues are recorded upon shipment. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar and conferences revenues are recognized when the seminar or conference is held. Daily fax service revenues are recognized upon fulfillment of orders. Income from electronic products is recognized monthly as the service is provided.

         Internet Services revenues consist primarily of revenues from subscriptions and advertising. Internet subscription income is recognized on a pro-rata basis over the life of a subscription, generally one year. Internet advertising revenues are recognized upon the release of an advertisement on the website. See Footnote 1.

Deferred Subscription Income

         Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $4,099,000 and $2,602,000 are included in accounts receivable in the accompanying consolidated September 30, 1999 and December 31, 1998 balance sheets, respectively.

Advertising and Promotion Expenditures

         Advertising and promotion expenditures, which totaled approximately $4,245,000 and $1,272,000 for the three months ended September 30, 1999 and 1998, respectively, and $7,155,000 and $4,035,000 for the nine months ended September 30, 1999 and 1998, respectively, are expensed as the related advertisements or campaigns are released.

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

                           AMERICAN LAWYER MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1999

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Property, Plant and Equipment

         Property, plant and equipment is stated at cost, with the exception of fixed assets acquired as part of the acquisitions of American Lawyer Media L.P. and National Law Publishing Company, Inc. at the end of 1997 (the "ALM and NLP Acquisitions"), which are stated at approximate fair market value as of the date of the acquisitions. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated remaining useful lives of the assets acquired as part of the ALM and NLP Acquisitions. Assets purchased after the ALM and NLP Acquisitions are depreciated using the straight-line method over the following estimated useful lives:

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

Income Taxes

         Deferred income taxes are provided for the temporary differences between the financial reporting and the tax basis of the Company's assets and liabilities and principally consist of nondeductible goodwill and identified intangibles, accelerated depreciation, allowance for doubtful accounts, certain accrued liabilities not currently deductible for tax purposes and net operating loss carry forwards.

Reclassifications

         Certain 1998 amounts have been reclassified to conform with the current year presentation.

                           AMERICAN LAWYER MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1999

3. DEBT

         On December 22, 1997, the Company issued $175,000,000 of 9.75% Senior Notes (the "Senior Notes") due December 15, 2007. The Senior Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 (the first interest payment was made on June 15, 1998). The Senior Notes are fully and unconditionally guaranteed on a joint and several and senior unsecured basis by each of the Company's existing and future restricted subsidiaries. The Senior Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its restricted subsidiaries, the payment of dividends and other restricted payments by the Company and its restricted subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs associated with this debt have been capitalized and are being amortized over the term of the Senior Notes. Amortization of deferred financing costs is recorded as interest expense in the accompanying consolidated statements of operations. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

         On March 25, 1998, Holdings and the Company (as the "Borrower") entered into a credit agreement with various banks that established a combined revolving loan commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Financing costs associated with the Revolving Credit Facility have been capitalized and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by Holdings and, on a joint and several basis, by all existing and future restricted subsidiaries of the Company. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its domestic restricted subsidiaries, including a pledge of the equity securities of or owned by such restricted subsidiaries (including the POL Preferred Stock), and a pledge by Holdings of all of the stock of the Company. The Revolving Credit Facility bears interest at a fluctuating rate determined by reference to (i) the Base Rate plus a margin ranging from .25% to 1.5%, or
(ii) the Eurodollar Rate plus a margin ranging from 1.25% to 2.5%, as the case may be. The applicable margin is based on the Company's total consolidated leverage ratio. The Base Rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar Rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market in an aggregate principal amount approximately equal to the amount of the loan made to the Company and (ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. The Company is also required to pay customary fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility includes both affirmative and negative covenants that include meeting certain financial ratios.

         On April 26, 1999, Holdings and the Company amended the Revolving Credit Facility, effective as of March 29, 1999. This amendment limits the Company's ability to borrow in excess of $20,000,000 under the Revolving Credit Facility until certain ratios are achieved. This amendment also adjusted certain covenants contained in the original Revolving Credit Facility.

                           AMERICAN LAWYER MEDIA, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               SEPTEMBER 30, 1999


3. DEBT (continued)

         As of September 30, 1999, the unused commitment is approximately $27,200,000, of which $7,200,000 is available in accordance with the April 26, 1999 Revolving Credit Facility amendment. A 10% increase in the average rate during the first nine months of 1999 would have increased the Company's net loss to approximately $17,178,000.

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

         ANY STATEMENTS IN THIS QUARTERLY REPORT CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE; ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS; TOGETHER WITH OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATED IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN THE LEVELS OF ADVERTISING REVENUES, CHANGES AND DELAYS IN NEW PRODUCT INTRODUCTIONS, CUSTOMER ACCEPTANCE OF NEW PRODUCTS AND GENERAL ECONOMIC CONDITIONS, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

HISTORICAL RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

The following discussion compares the financial results of the Company for the nine months ended September 30, 1999, which includes the acquisitions of LegalTech and LCL (as defined below), to financial information for the nine months ended September 30, 1998. On March 3, 1998, a newly formed wholly-owned subsidiary of the Company purchased all the assets and assumed certain of the liabilities related to Corporate Presentations, Inc. ("Legal Tech"), a producer of trade shows and conferences relating to law practice technology. On March 31, 1998 (effective April 1, 1998), the Company and a wholly-owned subsidiary of the Company purchased all of the legal publishing-related assets and assumed certain liabilities related to Legal Communications, Ltd. ("LCL"), which is now the Philadelphia division of the Company.

On July 21, 1999, the Company transferred all of its and its subsidiaries' internet and electronic commerce business to POL. On July 24, 1999, POL was recapitalized by creating a class of 12.25% preferred stock, par value $0.01 per share, in addition to the class of common stock, par value $0.01 per share, previously authorized. On July 27, 1999, the Company sold all of the issued and outstanding POL Common Stock to Law.Com, Inc. for $1.0 million in cash. The Company retained all of the issued and outstanding POL Preferred Stock. The POL Preferred Stock is included in Other Assets on the Balance Sheet. Law.Com is a web destination for legal information, e-commerce and e-services. Under a cross-licensing agreement, the Company will continue to provide content and editorial direction for Law.Com. Law.Com is owned by substantially the same investors that own the Company, including Wasserstein & Co., Inc., U.S. Equity Partners, L.P., and U.S. Equity Partners (Offshore) L.P. The 1999 consolidated financial statements include the operations for POL through July 27, 1999, the date of sale of the POL Common Stock to Law.Com.

Overview. Net revenues increased by $9.2 million, or 10.5%, from $87.9 million for the nine months ended September 30, 1998 to $97.1 million for the nine months ended September 30, 1999. Total operating costs and expenses increased $15.5 million, or 17.9%, from $87.1 million for the nine months ended September 30, 1998 to $102.6 million for the nine months ended September 30, 1999. As a result, operating profit decreased $6.3 million, from $0.8 million for the nine months ended September 30, 1998 to a loss of $5.5 million for the nine months ended September 30, 1999. EBITDA decreased $5.2 million, or 26.4%, from $19.6 million for the nine months ended September 30, 1998 to $14.4 million for the nine months ending September 30, 1999. Excluding the results from Internet

Services, operating profit decreased $5.6 million from $2.2 million for the nine months ended September 30, 1998 to a net loss of $3.4 million for the nine months ended September 30, 1999.

Revenues. Advertising revenues increased $6.2 million, or 12.4%, from $49.8 million for the nine months ended September 30, 1998 to $56.0 million for the nine months ended September 30, 1999. The acquisition of LCL accounted for $2.0 million of this increase recorded during the first quarter of this year with no revenue for LCL recorded during the first quarter of 1998. Without LCL revenues listed above, advertising revenues increased $4.2 million, or 8.4%, due principally to an increase in advertising rates as well as an overall increase in advertising pages.

Subscription revenues increased $0.7 million, or 4.3%, from $16.9 million for the nine months ended September 30, 1998 to $17.6 million for the nine months ended September 30, 1999. The majority of the increase resulted primarily from the acquisition of LCL.

Revenues from Ancillary Products and Services increased $3.1 million, or 16.3%, from $19.1 million for the nine months ended September 30, 1998 to $22.2 million for the nine months ended September 30, 1999. The acquisitions of LCL and LegalTech accounted for $2.5 million, or 81.5%, of this increase.

Revenues from Internet Services decreased $0.8 million, or 38.2%, from $2.0 million for the nine months ended September 30, 1998 to $1.2 million for the nine months ended September 30, 1999. This decrease resulted primarily from to the shutdown of the Counsel Connect web site during the fourth quarter of 1998 and the sale of POL Common Stock to Law.Com during the third quarter of 1999.

Operating Expenses. Total operating expenses increased $15.5 million, or 17.9%, from $87.1 million for the nine months ended September 30, 1998 to $102.6 million for the nine months ended September 30, 1999. This increase was due primarily to $3.3 million of LCL and LegalTech expenses, as well as the Company's investment in new products and product extensions.

Editorial expenses increased $4.9 million, or 43.7%, from $11.2 million for the nine months ended September 30, 1998 to $16.1 million for the nine months ended September 30, 1999. The acquisition of LCL and start up costs for new initiatives, which include THE DAILY DEAL and High End Newsletters (a new division which produces weekly newsletters), accounted for $1.8 million with general salary increases and the filling of a number of key vacant positions accounting for the remaining increase.

Production and Distribution expenses increased $2.0 million, or 10.5%, from $18.8 million for the nine months ended September 30, 1998 to $20.8 million for the nine months ended September 30, 1999. The acquisitions of LCL and LegalTech increased expenses by $1.3 million, or 67.4%. The remaining increase was due primarily to the introduction of a new weekly publication in California (CALIFORNIA LAW WEEKLY) and for costs associated with new initiatives.

Selling expenses increased $6.7 million, or 49.4%, from $13.5 million for the nine months ended September 30, 1998 to $20.2 million for the nine months ended September 30, 1999. LCL and LegalTech accounted for $1.0 million, new initiatives accounted for $2.7 million and the Core Business (total business excluding new initiatives and Internet Services) increased $3.0 million primarily due to increased volume.

General and Administrative expenses increased $0.9 million, or 4.2%, from $21.4 million for the nine months ended September 30, 1998 to $22.3 million for the nine months ended September 30, 1999. This increase was due primarily to the acquisitions of LCL and LegalTech.

Internet Services expenses totaled $3.3 million for the nine months ended September 30, 1999 and for the nine months ended September 30, 1999. Internet Service expense for the nine months ended September 30, 1999 included costs from the launching of the Company's web site, Law News Network, which did not exist during the same period of the prior year, offset by the sale of POL Common Stock to Law.Com during the third quarter of 1999.

Depreciation and Amortization increased $1.1 million, or 6.1%, from $18.8 million for the nine months ended September 30, 1998 to $19.9 million for the nine months ended September 30, 1999. Amortization of goodwill associated with the acquisitions of LCL and LegalTech along with increased capital expenditures during the current year for new and upgraded systems to support new initiatives and facilities accounted for the majority of this increase.

Operating Income (Loss). As a result of the above factors, operating income decreased $6.3 million, from a profit of $0.8 million for the nine months ended September 30, 1998 to a loss of $5.5 million for the nine months ended September 30, 1999.


HISTORICAL RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1998

The following discussion compares the financial results of the Company for the quarter ended September 30, 1999 to financial information for the quarter ended September 30, 1998.

Overview. Net revenues increased by $1.9 million, or 6.4%, from $29.2 million for the quarter ended September 30, 1998 to $31.1 million for the quarter ended September 30, 1999. Total operating costs and expenses increased $5.4 million, or 18.2%, from $29.5 million for the quarter ended September 30, 1998 to $34.9 million for the quarter ended September 30, 1999. As a result, operating loss increased $3.5 million, from a loss of $0.3 million for the quarter ended September 30, 1998 to a loss of $3.8 million for the quarter ended September 30, 1999. EBITDA decreased $3.2 million, or 51.7%, from $6.2 million for the quarter ended September 30, 1998 to $3.0 million for the quarter ending September 30, 1999. Excluding the results from Internet Services, operating profit decreased $3.9 million from $0.3 million for the quarter ended September 30, 1998 to $3.6 million for the quarter ended September 30, 1999.

Revenues. Advertising revenues increased $1.8 million, or 11.0%, from $16.8 million for the quarter ended September 30, 1998 to $18.6 million for the quarter ended September 30, 1999. This increase was due principally to an increase in advertising rates as well as an overall increase in advertising pages.

Subscription revenues increased $0.2 million, or 4.2%, from $5.8 million for the quarter ended September 30, 1998 to $6.0 million for the quarter ended September 30, 1999.

Revenues from Ancillary Products and Services increased $0.1 million, or 2.6%, from $6.1 million for the quarter ended September 30, 1998 to $6.2 million for the quarter ended September 30, 1999. Increased revenues during the current year third quarter were due to additional trade shows of $0.4 million and increases in book and seminar revenues of $0.2 million and $0.1 million, respectively. These increases were partially offset by a decrease in information services revenue, due to the sale of the POL Common Stock to Law.Com in the third quarter of 1999.

Revenues from Internet Services decreased $0.4 million, or 58.3%, from $0.7 million for the quarter ended September 30, 1998 to $0.3 million for the quarter ended September 30, 1999. This decrease was primarily due to the sale of POL Common Stock to Law.Com during the third quarter of 1999.

Operating Expenses. Total operating expenses increased $5.4 million, or 18.2%, from $29.5 million for the quarter ended September 30, 1998 to $34.9 million for the quarter ended September 30, 1999. The increase was primarily due to startup costs for two of the new initiatives, the High End Newsletters and THE DAILY DEAL, and additional investment in Core Business units.

Editorial expenses increased $1.9 million, or 46.3%, from $4.0 million for the quarter ended September 30, 1998 to $5.9 million for the quarter ended September 30, 1999. New initiatives accounted for $1.0 million of this increase and the remaining increase was due to the hiring of key personnel in the Core Business units.

Production and Distribution expenses decreased $0.3 million, or 4.5%, from $6.5 million for the quarter ended September 30, 1998 to $6.2 million for the quarter ended September 30, 1999. The decrease was primarily due to the sale of the POL Common Stock to Law.Com in the third quarter of 1999.

Selling expenses increased $3.8 million, or 87.8%, from $4.4 million for the quarter ended September 30, 1998 to $8.2 million for the quarter ended September 30, 1999. New initiatives, which included the launching of The Daily Deal, accounted for $2.3 million with the remainder due to increased marketing and promotional efforts in the Core Business units.

General and Administrative expenses increased $0.3 million, or 4.7%, from $7.0 million for the quarter ended September 30, 1998 to $7.3 million for the quarter September 30, 1999. This was due primarily to the addition of key personnel in the corporate division.

Internet Services expenses decreased $0.7 million, or 58.5%, from $1.2 million for the quarter ended September 30, 1998 to $0.5 million for the quarter ended September 30, 1999. The decrease was due primarily to the sale of the POL Common Stock to Law.Com in the third quarter of 1999.

Depreciation and Amortization increased $0.4 million, or 5.2%, from $6.4 million for the quarter ended September 30, 1998 to $6.8 million for the quarter ended September 30, 1999. This was due primarily to the upgrading and purchase of new computer equipment and systems throughout the Company.

Operating Loss. As a result of the above factors, operating loss increased $3.5 million, from a loss of $0.3 million for the quarter ended September 30, 1998 to a loss of $3.8 million for the quarter ended September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         CAPITAL EXPENDITURES. The Company's operations are not usually capital intensive. Capital expenditures totaled $8.2 million for the nine months ended September 30, 1999. Capital spending is higher than in prior periods due to new editorial and advertising systems to support new initiatives and facilities along with upgrades to existing systems.

         NET CASH PROVIDED BY OPERATING ACTIVITIES. Net cash provided by operating activities totaled $8.4 million, including the sale of POL Common Stock but excluding the disposition of assets related thereto, for the nine months ended September 30, 1999. The net loss of $17.1 million, increase in accounts receivable and the decrease in accrued expense and other non current liabilities were more than offset by depreciation and amortization of $19.9 million, an increase in other assets of $4.8 million and increases in accounts payable, accrued expense and deferred income.

         NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities totaled $13.0 million for the nine months ended September 30, 1999 resulting from capital expenditures of $8.2 million and the disposition of assets of $4.8 million related to the Law.Com transaction during the third quarter of 1999.

         NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities was $4.3 million for the nine months ended September 30, 1999 all due to borrowings on the Revolving Credit Facility.

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

      The Company is working with its software vendors to ensure that necessary patches are installed to make the Company Year 2000 compliant. These vendors include, but are not limited to: Microsoft (Window NT workstation and Server), Novell (Netware 4.x), Sun (Solaris 2.4), and Apple (Mac OS 8.5). The Company has hired a Year 2000 consultant. We are currently implementing the Year 2000 technology that has been developed in conjunction with our consultant. Implementation of this plan will make us fully Year 2000 compliant with respect to hardware (networking and desktop), and software (application and system). The Company does not expect that the cost of its Year 2000 compliance program will be material to its financial condition or results of operations. The Company believes that it will be able to achieve compliance by the end of 1999, and does not currently anticipate any material disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any adverse information concerning the compliance status of its suppliers and customers.

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

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.

            27.1 Financial Data Schedule for American Lawyer Media, Inc.

      (b)   Reports on Form 8-K.

            Current Report on Form 8-K, dated July 27, 1999 and filed August 24, 1999, regarding the sale of POL Common Stock to Law.Com.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    AMERICAN LAWYER MEDIA, INC.


          November 11, 1999         /s/ William L. Pollak
                                    ------------------------------------------
                                    William L. Pollak
                                    President and Chief Executive Officer


          November 11, 1999         /s/ Leslye G. Katz
                                    ------------------------------------------
                                    Leslye G. Katz
                                    Vice President and Chief Financial Officer