Form 10-K
period 1999-12-31
AMERICAN LAWYER MEDIA INC
filed 2000-03-30
CIK 1059498

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM             TO

                       COMMISSION FILE NUMBER: 333-50117

                            ------------------------

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

                            ------------------------

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

    As of March 30, 2000, 100 shares of Common Stock, par value $.01 per share, were outstanding, all of which were held by American Lawyer Media
Holdings, Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

                               SEE EXHIBIT INDEX

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

    UNLESS THE CONTEXT OTHERWISE REQUIRES: (I) THE "COMPANY" REFERS TO AMERICAN LAWYER MEDIA, INC. AND ITS SUBSIDIARIES; AND (II) "HOLDINGS" REFERS TO AMERICAN LAWYER MEDIA HOLDINGS, INC., WHICH IS THE PARENT COMPANY OF THE COMPANY, AND TO HOLDINGS' PREDECESSOR, CRANBERRY PARTNERS, LLC. REFERENCES HEREIN TO THE COMPANY'S ESTIMATED CIRCULATION INCLUDE TOTAL PAID AND FREE CIRCULATION FOR ALL OF THE COMPANY'S PERIODICALS. REFERENCES HEREIN TO READERSHIP INCLUDE ESTIMATED CIRCULATION PLUS COMBINED PASS-ALONG READERSHIP UNADJUSTED FOR ANY OVERLAP THAT EXISTS AMONG READERS OF THE COMPANY'S VARIOUS PUBLICATIONS.

    THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE BASED UPON THE BELIEFS AND ASSUMPTIONS OF, AND ON INFORMATION AVAILABLE TO, THE MANAGEMENT OF THE COMPANY AT THE TIME SUCH STATEMENTS ARE MADE. THE FOLLOWING ARE OR MAY CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995: (I) STATEMENTS PRECEDED BY OR FOLLOWED BY OR THAT INCLUDE THE WORDS "MAY," "WILL," "COULD," "SHOULD," "BELIEVE," "EXPECT," "FUTURE," "POTENTIAL," "ANTICIPATE," "INTEND," "PLAN," "ESTIMATE" OR "CONTINUE" OR THE NEGATIVE OR OTHER VARIATIONS THEREOF AND
(II) STATEMENTS REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO VARIOUS RISKS AND UNCERTAINTIES, INCLUDING WITHOUT LIMITATION, (I) GENERAL ECONOMIC CONDITIONS AND DEVELOPMENTS IN THE LEGAL SERVICES INDUSTRY OR THE PUBLISHING INDUSTRY, (II) PRODUCT DEMAND AND PRICING, (III) THE SUCCESS OF NEW INITIATIVES, (IV) INCREASED COMPETITION WITH RESPECT TO SERVICES IT PROVIDES AND FOR ADVERTISING AND SUBSCRIPTION REVENUE, AND (V) SUFFICIENCY OF CASH FLOW TO FUND ITS OPERATIONS.

    COMPANY OVERVIEW

    The Company publishes 22 periodicals serving legal and business professionals, including several leading national periodicals and regional publications serving four of the five largest state legal markets. The Company's nationally-recognized periodicals include THE AMERICAN LAWYER, a monthly magazine containing articles and features targeted to attorneys practicing in large law firms, and THE NATIONAL LAW JOURNAL, the nation's largest selling legal newspaper, which covers the law, lawyers and the business of the legal profession. The Company's regional publications are led by the NEW YORK LAW JOURNAL, which has the largest paid circulation of any regional legal newspaper in the United States. In addition to the NEW YORK LAW JOURNAL, the Company publishes seven other daily newspapers serving Atlanta, Philadelphia, Northern California, Miami, Fort Lauderdale and Palm Beach, as well as eight weekly newspapers serving New Jersey, Delaware, Texas, Washington, D.C., Connecticut, California, Georgia and Pennsylvania. In September 1999, the Company launched THE DAILY DEAL, a daily publication and Web site that focuses on international deals and the deal-making community of bankers, accountants, lawyers, venture capitalists and business professionals, which the Company sold in March 2000. See RECENT DEVELOPMENTS.

    In addition to the periodicals referred to above, the Company publishes CORPORATE COUNSEL, a leading magazine for corporate in-house attorneys, LAW TECHNOLOGY NEWS and AMLAW TECH, two leading legal technology magazines, as well as IP WORLDWIDE, a leading specialty magazine focusing on intellectual property.

    The Company also creates and packages information for attorneys and business professionals through its Professional Information division. This business includes a portfolio of publications covering a variety of specialized legal interests and practice areas, including 37 newsletters and 111 books on topics of national and regional interest. The Company also publishes various directories used by legal professionals.

    The Company, under its LegalTech trademark, is a leading producer of trade shows and conferences relating to law practice technology. In addition, the Company organizes and sponsors numerous professional seminars and conferences that cover issues of current legal interest.

    The Company derives its revenues principally from advertising and subscriptions, with additional revenues generated by its Professional Information division and its LegalTech and seminars divisions. For the twelve months ended December 31, 1999, approximately 57% of the Company's revenues were from advertising, 18% were from subscriptions, 24% were from ancillary products and services and 1% were from Internet services.

    At the beginning of 1999, the Company's Internet business consisted of various web sites that offered a myriad of legal resources to serve lawyers, legal professionals, law students, business people and consumers. Its Law News Network site (www.lawnewsnetwork.com), launched in December 1998, provided updated legal news and information from the Company's publications as well as original content, online advertising and specialized legal subscription services. The Company's Internet business also included Law Journal Information Systems, a division which included MA/3000, a case tracking and docketing software package that allows litigators to track court activity published in the NEW YORK LAW JOURNAL, and QDS, which offers subscribers faxed copies on request of both published and unpublished state and federal court opinions for New York.

    In May 1999, the Company reorganized its Internet business under a wholly-owned subsidiary, Professional On-Line, Inc. In July 1999, the Company completed the sale of its Internet business to Law.com, Inc. ("Law.com"), the holding company for a leading Internet destination for legal information, e-commerce and e-services, for $1.0 million in cash and the Company retained a preferred stock interest with a face amount of $3.75 million. The sale consisted of various national and regional web sites of Law News Network, the uniform resource locators for these web sites and substantially all of the Law Journal Information Systems division. In December 1999, Law.com redeemed all of the preferred stock for $3.75 million plus accrued dividends.

    As part of the sale, the Company entered into a license agreement with Law.com, which provides for an exclusive license to Law.com of digital and electronic distribution rights to all of the Company's content through 2004.

    PRODUCT LINES

    PERIODICALS. The Company's newspaper and magazine business publishes 22 national, regional and local periodicals that serve legal and business professionals. The Company's periodicals have a combined circulation of approximately 300,000. The subscription renewal rate for the Company's periodicals has historically averaged approximately 80%.

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

    As of December 31, 1999, the Company published sixteen daily and weekly newspapers including THE NATIONAL LAW JOURNAL, the leading national legal newspaper in the United States, and the NEW YORK LAW JOURNAL, which has the largest circulation of any regional legal newspaper. In the aggregate, the Company's newspapers serve nine state markets, including New York, New Jersey, Pennsylvania, Georgia, Florida, Texas, California, Connecticut and Delaware, and the District of Columbia, which cover approximately 45% of all active attorneys in the United States. Each of the Company's regional newspapers has a significant presence in its respective market.

    The following table sets forth information regarding the Company's newspapers:

                                   NEWSPAPERS

                                                                                            ESTIMATED
                                                              YEAR OF        TOTAL            TOTAL
TITLE                                         MARKET          FOUNDING   CIRCULATION(1)   READERSHIP(2)
-----                                   -------------------   --------   --------------   -------------
WEEKLY NEWSPAPERS
THE NATIONAL LAW JOURNAL..............  National                1978         31,000          140,000
NEW JERSEY LAW JOURNAL................  New Jersey              1878          9,569           59,700
TEXAS LAWYER..........................  Texas                   1985         10,341           65,100
LEGAL TIMES...........................  Washington, D.C.        1978         10,776           75,600
THE CONNECTICUT LAW TRIBUNE...........  Connecticut             1974          3,228           23,800
DELAWARE LAW WEEKLY...................  Delaware                1998            500            2,000
PENNSYLVANIA LAW WEEKLY...............  Pennsylvania            1978          3,100           13,020
CALIFORNIA LAW WEEK(3)................  California              1999         12,000            N/A(4)

DAILY NEWSPAPERS
NEW YORK LAW JOURNAL..................  New York                1888         15,425           66,700
THE RECORDER..........................  Northern California     1877          8,027           48,500
THE LEGAL INTELLIGENCER...............  Pennsylvania            1843          3,050           12,810
FULTON COUNTY DAILY REPORT............  Georgia                 1890          6,615           37,700
MIAMI DAILY BUSINESS REVIEW...........  South Florida           1926          5,148           37,800
BROWARD DAILY BUSINESS REVIEW.........  South Florida           1926          2,772           20,400
PALM BEACH DAILY BUSINESS REVIEW......  South Florida           1926          1,990           14,700
THE DAILY DEAL(5).....................  National                1999         18,000            N/A(4)

------------------------

(1) References in the table above to the Company's total circulation include total paid and free circulation.

(2) References in the table above to the Company's estimated total readership include total circulation plus combined pass-along readership unadjusted for any overlap that exists among readers of the Company's various publications.

(3) CALIFORNIA LAW WEEK ceased publishing in December 1999.

(4) For these recently launched publications, insufficient information is currently available.

(5) In March 2000, the Company sold THE DAILY DEAL. See RECENT DEVELOPMENTS.

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

    The Company's other magazines focus on specific practice areas or segments within the legal profession and certain topics applicable to the business of law. The Company's specialty legal magazines include CORPORATE COUNSEL, one of the nation's largest magazines focused on issues of importance to in-house lawyers at large and mid-size corporations, and IP WORLDWIDE, which covers developments in intellectual property law. The Company also publishes two leading technology magazines targeted to the legal community, AMLAW TECH and LAW TECHNOLOGY NEWS, which focus on information technology and its applications to the practice of law. AMLAW TECH is targeted toward persons at law firms with purchase-making authority and is distributed to all readers of THE AMERICAN LAWYER, while LAW TECHNOLOGY NEWS is targeted toward attorneys and information services departments in law offices. At the end of 1999, the Company introduced L magazine, a law and lifestyle quarterly publication for law students.

    The Company publishes the following six magazines:

                                   MAGAZINES

                                                                                            ESTIMATED
                                      YEAR OF                                TOTAL            TOTAL
TITLE                                 FOUNDING         FREQUENCY         CIRCULATION(1)   READERSHIP(2)
-----                                 --------   ---------------------   --------------   -------------
THE AMERICAN LAWYER.................    1979     12 times per year           16,000          118,400
AMLAW TECH..........................    1996     4 times per year            16,000          118,400(3)
CORPORATE COUNSEL...................    1994     11 times per year           35,000           70,000(4)
IP WORLDWIDE........................    1995     6 times per year            10,000           20,000(4)
LAW TECHNOLOGY NEWS.................    1993     14 times per year           47,000           94,000(4)
L...................................    1999     4 times per year(5)         60,000          120,000(4)

------------------------

(1) References in the table above to the Company's total circulation include total paid and free circulation.

(2) References in the table above to the Company's estimated total readership include total circulation plus combined pass-along readership unadjusted for any overlap that exists among readers of the Company's various publications.

(3) AMLAW TECH is distributed for free to subscribers of THE AMERICAN LAWYER.

(4) These magazines are distributed primarily free of charge. For these publications, the Company assumes only two readers per copy.

(5) L was only distributed once in 1999, as it was founded in December.

    NEWSLETTERS. The Company's newsletter division publishes 37 newsletters that cover specialized legal practice areas. Circulation for the Company's newsletters ranges from approximately 250 to 2,000, with an average circulation of over 700. The total number of paid subscribers for all newsletters was approximately 18,200 as of December 31, 1999. In February 2000, the Company discontinued publication of four of its weekly newsletters. See RECENT DEVELOPMENTS. The following table sets forth a list of the Company's newsletters as of December 31, 1999:

                                  NEWSLETTERS

Accounting for Law Firms

The Bankruptcy Strategist

Broadcast Law Report

Business Crimes Bulletin

Commercial Leasing Law & Strategy

Corporate Control Alert

Corporate Law Weekly

The Corporate Counsellor

Criminal Justice Weekly

Employment Law Strategist

Employment Law Weekly

Entertainment Law & Finance

Environmental Compliance and Litigation Strategy

Equipment Leasing

E-Commerce Law Weekly

E-Commerce Law & Strategy

e Securities

Fen Phen Litigation Strategist

Healthcare Fraud and Abuse

The Intellectual Property Law Strategist

The Internet Newsletter: Legal & Business Aspects

IP Law Weekly

Law Firm Partnership & Benefits Report

Leader's Franchising Business & Law Alert

Legal Tech

Managed Care Law Strategist

Marketing for Lawyers

The Matrimonial Strategist

Medical Malpractice Law & Strategy

Medical/Legal Aspects of Breast Implants

New York Employment Law & Practice

New York Family Law Monthly

New York Real Estate Law Reporter

Personal Injury Reporter

Product Liability Law & Strategy

Securities Law Weekly

Shopping Center Law Report

    BOOKS. The Company currently publishes 111 books on a broad array of legal topics. These books generally focus on practical legal subjects that arise in the daily professional lives of lawyers. Most of the Company's books are updated once or twice per year with inserts to keep the material current. The Company focuses on publishing books that cover particularly dynamic areas of law that lend themselves to frequent supplementation.

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

                                     BOOKS

STATE AND LOCAL SUBJECTS

    Encyclopedia of New Jersey Causes of Action
    Georgia Bench Book
    1999 Harris County Bench Book Supplement (Texas)
    Texas Auto Insurance Policy Annotated
    Marketing and Maintaining a Family Law Mediation Practice
    Mediation: A Texas Practice Guide
    New Jersey Brownfields Law
    New Jersey Employment Law
    New Jersey Federal Civil Procedure
    New Jersey Insurance Law
    New Jersey Product Liability Law
    New York County Bench Book 2000
    Pennsylvania Tax Handbook
    Pennsylvania District and County Reports
    Pennsylvania Court Rules
    Pennsylvania: The Legal Directory
    Pleadings and Pretrial Practice (Connecticut)
    Representing Clients in Mediation
    1999 Tarrant County Bench Book (Texas)
    1999-2000 Texas Criminal Codes and Rules, Annotated
    2000 Assigned Judges Bench Book

NATIONAL SUBJECTS

    A Practical Guide to Equal Employment Opportunity
    A Practical Guide to the Occupational Safety and Health Act
    Acquisitions Under the Hart-Scott-Rodino Antitrust Improvements Act
    All About Cable
    Alternative Dispute Resolution in the Work Place
    Anatomy of a Merger: Strategies and Techniques for Negotiating Corporate Acquisitions
    Antitrust Basics
    Antitrust: An Economic Approach
    Changing the Situs of a Trust
    Class Actions: The Law of 50 States
    Communications Law and Practice
    Computer Law: Drafting and Negotiating Forms and Agreements
    Corporate Internal Investigations

Corporate Privileges and Confidential Information
Corporate Sentencing Guidelines: Compliance and Mitigation
    Divorce, Separation and the Distribution of Property
    Doing Business on the Internet: Forms and Analysis
    Due Diligence in Business Transactions
    Employee Benefits Law: ERISA and Beyond
    Encyclopedia of Matrimonial Clauses
    Environmental Enforcement: Civil and Criminal
    Environmental Law Lexicon
    Environmental Regulation of Real Property
    Estate Planning
    Executive Compensation
    Executive Stock Options and Stock Appreciation Rights
    Federal Bank Holding Company Law
    Federal Rules of Civil Procedure
    Federal Taxation of Intellectual Property Transfers
    Federal Taxation of Real Estate
    Federal Taxation of S Corporations
    Federal Trade Commission: Law, Practice and Procedure
    Ferrara on Insider Trading and The Wall
    Franchising: Realities and Remedies
    Franchising: Realities and Remedies Forms Volume
    Going Private
    Grand Jury Practice
    Ground Leases and Land Acquisition Contracts
    Health Care Fraud: Enforcement and Compliance
    Hospital Liability
    "I'd Rather Do It Myself": How to Set Up Your Own Law Firm
    Insurance Coverage Disputes
    Intellectual Property Law: Commercial, Creative and Industrial Property Intellectual Property Licensing Forms and Analysis
    Internet and Online Law
    Law Firm Accounting and Financial Management
    Law Firm Partnership Agreements
    Lawyering: A Realistic Approach to Legal Practice
    Legal Research and Law Library Management
    Lender Liability and Banking Litigation
    Licensing of Intellectual Property
    Limited Liability Companies and Limited Liability Partnerships Marketing the Law Firm: Business Development Techniques
    Maximizing Law Firm Profitability: Hiring, Training and Developing Productive Lawyers
    Merit Systems Protection Board: Rights and Remedies
    Model Terms of Engagement
    Modern Visual Evidence
    Multimedia Law: Forms and Analysis
    Negotiated Acquisitions of Companies, Subsidiaries and Divisions Negotiating and Drafting Office Leases
    Negotiation: Strategies for Law and Business
    Partnership and Joint Venture Agreements
    Private Equity Funds: Business Structure & Operations
    Private Real Estate Syndications

Product Liability
Product Liability: Winning Strategies and Techniques
    Products Liability: Recreation and Sports Equipment
    Real Estate, A Guide for the Profession
    Real Estate Financing
    Reorganizations under Chapter 11 of the Bankruptcy Code
    Representing High-Tech Companies
    RICO: Civil and Criminal, Law and Strategy
    Savings Institutions: Mergers, Acquisitions and Conversions
    Securities Practice and Electronic Technology
    Securities Regulation: Liabilities and Remedies
    Sex Discrimination and Sexual Harassment in the Workplace
    Shareholder Derivative Litigation: Besieging the Board
    Shopping Center and Store Leases
    Start-Up and Emerging Companies: Planning, Financing and Operating the Successful Business
    State Antitrust Law
    Structured Settlements and Periodic Payment Judgments
    Takeovers and Freezeouts
    Tax Aspects of Divorce and Separation
    The Law and Practice of Secured Transactions: Working with Article 9 The Preparation and Trial of Medical Malpractice Cases
    Trade Secrets
    Travel Law
    Use of Statistics in Equal Employment Opportunity Litigation
    White Collar Crime: Business and Regulatory Offenses
    Winning Attorney's Fees from the U.S. Government

    CONFERENCES AND SEMINARS. Under its LegalTech tradename, the Company produces conferences and exhibitions relating to law practice technology in New York, Los Angeles, Chicago, Miami, Atlanta and Houston. In 2000, the Company plans to produce Legal Tech shows in New York, Los Angeles, Chicago, Miami, Atlanta, Dallas, Toronto, Canada and London, England. The conferences are generally three-day events that include vendor exhibits, a seminar program and a variety of workshops and focus sessions. Attendees typically include attorneys in private practice, corporate counsel, law firm administrators and information technology personnel, while exhibitors include a variety of software, hardware, publishing and other technology product related companies. The Company conducts a number of seminars for lawyers and other professionals in related fields. The Company's seminars complement its other products and services both by serving as powerful marketing vehicles for the Company's existing books and newsletters and by generating ideas for new seminars, books and newsletters. Seminars also introduce the Company to lawyers who may subsequently write articles or books for the Company. The following table sets forth the seminars and conferences held in 1999:

                                    SEMINARS

    Civil Litigation Practice
    Year 2000 Litigation
    Acquisitions Of Subsidiaries, Divisions and Private Companies
    Distribution and Dealer Termination
    Failure to Diagnose Breast Cancer
    Computer Law
    General Counsel Conference
    Negotiating Joint Ventures and Strategic Alliances
    Failure to Diagnose Fetal Distress

Counseling Start-up and Emerging Companies
Negotiating the Modern Lease
    Law Firm Marketing Beyond the New Millennium
    Negotiating Contracts in the Entertainment Industry
    Trial of Obstetrical Malpractice Case
    Negotiating Corporate Acquisitions
    Internet Security Summit
    International Money Laundering
    China Update
    Avoiding Ethical Pitfalls
    Facing Experienced Practitioners
    Ethics in the 21(st) Century
    Ethics for Corporate Lawyers and Business Litigators
    Internet and Electronic Commerce

                                  CONFERENCES

    LegalTech New York (January)
    LegalTech Miami
    LegalTech Los Angeles
    LegalTech New York (September)
    LegalTech Chicago
    LegalTech Houston
    LegalTech Atlanta

    PRINTING AND DISTRIBUTION

    Layouts for the Company's publications are prepared in-house, while the large majority of the Company's printing activities, and all of its distribution activities, are outsourced.

    COMPETITION

    The Company competes for advertising and subscription revenues with publishers of special-interest legal newspapers and magazines with similar editorial content. However, in most of the Company's markets, its newspaper is the only newspaper focused on serving the legal community. The Company also competes for advertising revenues with other national legal publications, as well as general-interest magazines and other forms of media, including broadcast and cable television, radio, direct marketing and electronic media. Factors that may affect competition for advertisers include effective costs of such advertising compared to other forms of media, and the size and characteristics of the readership of the Company's publications. The Company also faces significant competition from other legal publishers and legal service providers in all media.

    INTELLECTUAL PROPERTY

    The Company owns a number of registered and unregistered trademarks for use in connection with its business, including trademarks in the titles of its major periodicals such as THE AMERICAN LAWYER, CORPORATE COUNSEL, THE NATIONAL LAW JOURNAL and NEW YORK LAW JOURNAL. Provided that trademarks remain in continuous use in connection with similar goods or services, their term can be perpetual, subject, with respect to registered trademarks, to the timely renewal of such registrations in the United States Patent and Trademark Office.

    The Company approaches copyright ownership with respect to its publications in the same manner as is generally customary within the publishing industry. Consequently, the Company owns the copyright in all of its newspapers, magazines and newsletters, as compilations, and also owns the copyright in most of its books. With respect to the specific articles in its publications, the Company generally obtains the assignment of all right, title and interest in original materials created by the Company's full-time journalists and editors as well as by paid contributors. For articles authored by outside contributors, the Company generally obtains only the exclusive "first-time publication" and non-exclusive republication rights. Judicial opinions, court schedules and docketing information are provided to the Company directly by the courts, on a non-exclusive basis, and are public information. In connection with the sale of the Company's Internet business to Law.com, the Company entered into an exclusive content license with Law.com which grants Law.com the right to publish all Company content in electronic or digital format. The license runs through 2004.

    The Company licenses the content of certain of its publications and forms to third parties, including West Publishing Company and LEXIS/NEXIS, on a non-exclusive basis, for republication and dissemination on electronic databases marketed by the licensees. After the expiration of their initial terms (the latest of which is September 2002 and May 2002, respectively), the licenses automatically renew, subject to either parties' right to terminate at the end of each subsequent term.

    Some of the Company's products, such as the DAILY DECISION SERVICE and PICS, which offers subscribers faxed copies on request of both published and unpublished state and federal court opinions for New Jersey and Pennsylvania, respectively, utilize the extensive databases of court decisions compiled by the Company. The Company also has extensive subscriber and other customer databases which it believes would be extremely difficult to replicate. The Company attempts to protect these databases and lists as trade secrets by restricting access thereto and/or by the use of non-disclosure agreements. There can be no assurance, however, that the means taken to protect the confidentiality of these items will be sufficient, or that others will not independently develop similar databases and customer lists.

    EMPLOYEES AND LABOR RELATIONS

    As of December 31, 1999, the Company employed approximately 960 full-time employees, 21 of whom are subject to a single collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

    SIGNIFICANT TRANSACTIONS

    SALE OF INTERNET ASSETS TO LAW.COM. In July 1999, the Company sold the common stock of its wholly-owned subsidiary, Professional On-Line, Inc., which held the Company's Internet business, to Law.com for $1.0 million in cash and the Company retained a preferred stock interest with a face amount of $3.75 million. In December 1999, Law.com redeemed the preferred stock for $3.75 million plus accrued dividends of $187,500. The Company and Law.com entered into an exclusive content license which grants Law.Com the right to publish all Company content in electronic or digital format through 2004 as part of the transaction. Law.com is the holding company for a leading Internet destination for legal information, e-commerce and e-services whose stockholders include substantially all of the stockholders of Holdings.

    RECENT DEVELOPMENTS

    RESTRUCTURING OF WEEKLY NEWSLETTER DIVISION. In February 2000, the Company restructured its weekly newsletter division by discontinuing publication of four of its weekly newsletters. The Company will continue to publish IP LAW WEEKLY and E-COMMERCE LAW WEEKLY which serve reader demand for information in these two growing practice areas.

    SALE OF THE BUSINESS OF THE DAILY DEAL AND CORPORATE CONTROL ALERT. On March 28, 2000, the Company sold the business of the Company and certain of the Company's wholly-owned subsidiaries constituting THE DAILY DEAL and CORPORATE CONTROL ALERT (the "Business") to TDD, L.L.C., a newly formed limited liability company (the "Purchaser"), owned by substantially all of the same stockholders as Holdings. The consideration for the sale was $7.5 million in cash and a $2.5 million face amount of a membership interest in the Purchaser with a preferred return (the "Preferred Membership Interest"). In addition, the Purchaser will pay the Company the aggregate amount of operating losses incurred by the Company in connection with the operation of the Business for the month of March 2000. The Preferred Membership Interest accretes at 12.25% compounded annually, is convertible into 3.0% of the common equity of the Purchaser, has anti-dilution protection for dividends in the form of additional equity interests, combinations, splits and reclassifications and has anti-dilution protection up to the first $25.0 million of equity capital including the Preferred Membership Interest issued by the Purchaser.

    STOCK SPLIT. On March 7, 2000, The Board of Directors of Holdings approved a 10-for-1 split of its common stock, par value $0.01 per share. Prior to the stock split, Holdings had 200,000 shares of common stock authorized and 120,000 shares of common stock outstanding. After giving effect to the stock split, Holdings has 2,000,000 shares of common stock authorized and 1,200,000 shares of common stock outstanding.

ITEM 2.  PROPERTIES

    The Company operates from various locations throughout the United States. Its corporate headquarters are based in New York. Information relating to the Company's corporate headquarters and other significant regional offices which are owned or leased is set forth in the following table:

STREET ADDRESS                                    CITY/STATE        SQUARE FOOTAGE   LEASE EXPIRATION
--------------                                -------------------   --------------   ----------------
345 Park Avenue South.......................  New York, NY              55,000       Sept. 2008
105 Madison Avenue..........................  New York, NY              50,000       Sept. 2008
238 Mulberry Street.........................  Newark, NJ                 7,022       Dec. 2006
10 United Nations Plaza.....................  San Francisco, CA         14,632       Sept. 2009
800 Wilshire Blvd...........................  Los Angeles, CA            2,624       May 2004
900 Jackson Street..........................  Dallas, TX                10,190       Dec. 2003
1010 Brazos.................................  Austin, TX                 1,300       June 2004
7000 Regency Square, Suites 242-243.........  Houston, TX                 3000       June 2004
190 Pryor Street, S.W.......................  Atlanta, GA               20,000       Owned
1730 M Street, N.W..........................  Washington, DC            11,113       Mar. 2002
1730 K Street...............................  Washington, D.C.           5,782       Mar. 2001
1 Post Road.................................  Fairfield, CT              6,520       Dec. 2001
363 Main Street.............................  Hartford, CT                 414       Dec. 2001
1 S.E. Third Avenue.........................  Miami, FL                 19,742       Sept. 2004
150 N.E. 7(th) Street.......................  Miami, FL                 17,701       Sept. 2004
633 South Andrews Avenue....................  Fort Lauderdale, FL        3,408       Jan. 2003
330 Clematis Street.........................  W. Palm Beach, FL          2,927       Jan. 2004
901 Market Street...........................  Wilmington, DE             1,089       Aug. 2001
1617 JFK Blvd...............................  Philadelphia, PA          11,997       July 2001
222 Friend Street...........................  Boston, MA                 1,533       Dec. 2002
321 S. Plymouth Court, Suite 800............  Chicago, IL                  600       Oct. 2000

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MARKETS

    The Company is a wholly-owned subsidiary of American Lawyer Media
Holdings, Inc. There is no public trading market for the Company's common stock.

    The Company has never paid any cash dividends on its common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    In August 1997, U.S. Equity Partners, L.P. and its affiliates and certain other investors controlled by or managed by WP Management Partners, LLC., the merchant banking arm of Wasserstein Perella Group, Inc. (the "Investors"), through Holdings, acquired substantially all of the assets and assumed certain of the liabilities related to American Lawyer Media, L.P. (the "ALM Acquisition"), and in December 1997, Holdings acquired all of the issued and outstanding capital stock of National Law Publishing Company, Inc. (the "NLP Acquisition"). The two acquisitions (the "Acquisitions") have been accounted for using the purchase method of accounting. The results of operations of American Lawyer Media, L.P. have been included in the financial statements of the Company since August 1, 1997, the effective date of the ALM Acquisition, and the results of operations of National Law Publishing Company have been included in the financial statements of the Company since December 22, 1997, the closing date of the NLP Acquisition. As a result, the Acquisitions affect the Company's results of operations in certain significant respects. In connection with the ALM Acquisition, the purchase price was $63.0 million and the excess of the purchase price over the book value of net tangible assets acquired was $67.7 million. The aggregate purchase price for the NLP Acquisition was $203.2 million, and the excess of the purchase price over the book value of net tangible assets acquired was $257.6 million. The excess purchase price of both Acquisitions has been allocated to the tangible and intangible assets acquired by the Company based upon their respective fair values as of the acquisition date.

    The following tables present selected historical financial information
(i) for American Lawyer Media, L.P. and its subsidiaries ("Old ALM"), as of and for the years ended December 31, 1995 and 1996, (ii) for National Law Publishing Company, Inc. and its subsidiaries ("NLP"), as of and for the years ended December 31, 1995 and 1996, (iii) for Old ALM, as of and for the seven months ended July 31, 1997, (iv) for the Company, as of and for the five months ended December 31, 1997 and the years ended December 31, 1998 and 1999, and (v) for NLP, as of and for the period from January 1, 1997 through December 21, 1997. The financial data for the Company, as of and for the five months ended
December 31, 1997 and the years ended December 31, 1998 and 1999, and the financial data for Old ALM for the years ended December 31, 1995 and 1996 and the seven months ended July 31, 1997 were derived from financial statements audited by Arthur Andersen LLP. The financial data for NLP as of and for the period from January 1, 1997 through December 21, 1997 were derived from financial statements audited by Arthur Andersen LLP and financial data for NLP for the years ended December 31, 1995 and 1996 were derived from financial statements audited by Leslie Sufrin and Company, P.C. Results of operations for the interim periods presented are not necessarily indicative of the results of operations for the full year. The selected financial information should be read in conjunction with MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and the historical financial statements and notes thereto included elsewhere in this Report. See INDEX TO FINANCIAL STATEMENTS.

                          AMERICAN LAWYER MEDIA, L.P.

                        AND AMERICAN LAWYER MEDIA, INC.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

                                 (IN THOUSANDS)


                                                   PREDECESSOR                             AMERICAN LAWYER MEDIA, INC.
                                  ---------------------------------------------   ---------------------------------------------
                                    TWELVE          TWELVE          SEVEN            FIVE
                                    MONTHS          MONTHS          MONTHS          MONTHS
                                    ENDED           ENDED           ENDED           ENDED         YEAR ENDED      YEAR ENDED
                                  DECEMBER 31,    DECEMBER 31,     JULY 31,       DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                     1995            1996            1997            1997            1998            1999
                                  -------------   -------------   -------------   -------------   -------------   -------------
OPERATING DATA:
Revenues:
  Periodicals:
    Advertising.................    $ 25,037        $ 26,659        $ 18,146        $ 13,410        $  67,510       $  75,887
    Subscription................      10,884          11,304           6,719           5,260           23,172          23,570
  Ancillary products and
    services....................       8,387           8,467           4,532           4,142           28,208          31,791
  Internet services.............       3,238           5,474           2,148           1,162            2,639           1,244
                                    --------        --------        --------        --------        ---------       ---------
      Total revenues............      47,546          51,904          31,545          23,974          121,529         132,492
                                    --------        --------        --------        --------        ---------       ---------
Operating costs and expenses:
Editorial.......................       7,073           7,141           4,023           3,323           15,523          22,940
Production and distribution.....      12,587          12,469           6,919           5,766           26,266          29,821
Selling.........................       6,913           7,479           4,640           3,656           19,002          27,806
General and administrative......      16,506          16,829           9,531           7,145           30,012          32,029
Internet services...............      10,854          11,886           6,464           2,988            4,667           3,313
Depreciation and amortization...       2,680           2,488           1,590           3,273           26,302          27,298
Shutdown of ALM Internet
  services......................          --              --              --           3,000               --              --
                                    --------        --------        --------        --------        ---------       ---------
      Total operating costs and
        expenses................      56,613          58,292          33,167          29,151          121,772         143,207
                                    --------        --------        --------        --------        ---------       ---------
Operating loss..................      (9,067)         (6,388)         (1,622)         (5,177)            (243)        (10,715)
Interest expense................      (1,384)         (1,972)         (1,420)         (2,420)         (18,346)        (18,962)
Other income....................          --              --              --              --               --             187
Benefit for income tax..........          --              --              --              --            3,403           3,078
                                    --------        --------        --------        --------        ---------       ---------
Loss before minority interest...     (10,451)         (8,360)         (3,042)         (7,597)         (15,186)        (26,412)
Minority interest...............       2,334             172              --              --               --              --
                                    --------        --------        --------        --------        ---------       ---------
      Net loss..................    $ (8,117)       $ (8,188)       $ (3,042)       $ (7,597)       $ (15,186)      $ (26,412)
                                    ========        ========        ========        ========        =========       =========
BALANCE SHEET DATA:
(At end of period)
Working deficit.................    $ (7,066)       $ (7,009)       $ (5,895)       $ (8,676)       $ (14,844)      $ (14,257)
Total assets....................      19,313          19,482          18,982         359,958          366,775         348,414
Long-term debt (including
  current maturities)...........      22,114          30,150          34,742         175,000          183,500         193,300
Partners' (deficit) and
  stockholder's equity..........     (19,759)        (26,300)        (29,342)        101,178          100,992          74,320
OTHER DATA:
EBITDA(1):
Periodicals and ancillary
  products and services.........    $  1,229        $  2,512        $  4,284        $  2,922        $  28,087       $  18,652
Internet services...............      (7,616)         (6,412)         (4,316)         (4,826)          (2,028)         (2,069)
                                    --------        --------        --------        --------        ---------       ---------
      Total.....................    $ (6,387)       $ (3,900)       $    (32)       $ (1,904)       $  26,059       $  16,583
                                    ========        ========        ========        ========        =========       =========
Capital expenditures:
Periodicals and ancillary
  products and services.........    $    864        $  1,118        $    439        $    357        $   3,767       $  11,196
Internet services...............         617           1,084           1,532               7              144              90
                                    --------        --------        --------        --------        ---------       ---------
      Total.....................    $  1,481        $  2,202        $  1,971        $    364        $   3,911       $  11,286
                                    ========        ========        ========        ========        =========       =========

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

                     NATIONAL LAW PUBLISHING COMPANY, INC.

             SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

                                 (IN THOUSANDS)

                                                                                      PERIOD FROM
                                                                  YEARS ENDED       JANUARY 1, 1997
                                                                 DECEMBER 31,           THROUGH
                                                              -------------------    DECEMBER 21,
                                                                1995       1996          1997
                                                              --------   --------   ---------------
OPERATING DATA:
Revenues:
  Periodicals:
    Advertising.............................................  $21,387    $23,319        $26,402
    Subscription............................................    9,694      9,759          9,504
  Ancillary products and services...........................   12,729     13,398         13,926
  Internet services.........................................      264        747          1,109
                                                              -------    -------        -------
      Total revenues........................................   44,074     47,223         50,941
                                                              -------    -------        -------
Operating costs and expenses:
  Editorial.................................................    5,778      5,929          5,837
  Production and distribution...............................    8,146      8,679          9,872
  Selling...................................................    9,776      8,991          8,211
  General and administrative................................    7,620      8,047          8,722
  Internet services.........................................    2,947      1,704          1,657
  Depreciation and amortization.............................    6,329      7,487          7,283
  Special compensation charge...............................       --         --          6,926
                                                              -------    -------        -------
      Total operating costs and expenses....................   40,596     40,837         48,508
                                                              -------    -------        -------
Operating income............................................    3,478      6,386          2,433
Interest expense, net.......................................   (5,458)    (6,013)        (5,137)
Other income (expense)......................................     (211)       181             --
                                                              -------    -------        -------
(Loss) income before income taxes...........................   (2,191)       554         (2,704)
Benefit (provision) for income taxes........................      523     (3,007)        (2,508)
      Net loss..............................................  $(1,668)   $(2,453)       $(5,212)
                                                              =======    =======        =======
BALANCE SHEET DATA: (at end of period)
Working deficit.............................................  $(4,717)   $(2,081)       $(2,204)
Total assets................................................  154,125    147,311        139,610
Long-term debt (including current maturities)...............   70,900     70,300         59,500
Stockholder's equity........................................   65,620     63,167         64,782

OTHER DATA:
EBITDA(1):
Periodicals and ancillary products and services.............  $12,490    $14,830        $10,264
Internet services...........................................   (2,683)      (957)          (548)
                                                              -------    -------        -------
      Total.................................................  $ 9,807    $13,873        $ 9,716
                                                              =======    =======        =======
Capital expenditures:
Periodicals and ancillary products and services.............  $   436    $   486        $   473
Internet services...........................................      172         26             42
                                                              -------    -------        -------
      Total.................................................  $   608    $   512        $   515
                                                              =======    =======        =======

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the SELECTED FINANCIAL DATA and the historical consolidated financial statements of the Company, including the notes thereto, included elsewhere in this Form 10-K.

    OVERVIEW

    In August and December 1997, the Investors consummated the ALM Acquisition and the NLP Acquisition, respectively. The Acquisitions have been accounted for using the purchase method of accounting. The results of operations of Old ALM have been included in the financial statements of the Company since August 1, 1997, the effective date of the ALM Acquisition, and the results of operations of NLP have been included in the financial statements of the Company since December 22, 1997, the closing date of the NLP Acquisition. As a result, the Acquisitions affect the Company's results of operations in certain significant respects. In connection with the ALM Acquisition, the purchase price was $63.0 million and the excess of the purchase price over the book value of net tangible assets acquired was $67.7 million. The aggregate purchase price for the NLP Acquisition was $203.2 million, and the excess of the purchase price over the book value of net tangible assets acquired was $257.6 million. The excess purchase price of both Acquisitions has been allocated to the tangible and intangible assets acquired by the Company based upon their respective fair values as of the acquisition date.

    In March 1998, the Company acquired all the assets and certain liabilities of Corporate Presentations, Inc., an operator of legal technology trade shows ("LegalTech"), for approximately $10.8 million. The excess purchase price over the net liabilities acquired was $11.3 million. In April 1998, the Company acquired the legal publishing-related assets and certain liabilities of Legal Communications, Ltd. ("LCL") for approximately $20.1 million. The excess purchase price over the net assets acquired was allocated $14.3 million and $6.3 million to identified intangibles and goodwill, respectively. The allocation was based on the assets' respective fair values at acquisition date. The results of operations of these acquisitions have been included in the Company's results of operations since their respective acquisition dates.

    The following table presents the results of operations (in thousands) for the years ended December 31, 1999 and 1998 and the pro forma calculation for the combined period ended December 31, 1997:

    The total combined information for the period ended December 31, 1997 is derived from the financial information for Old ALM for the seven months ended July 31, 1997 and for ALM for the five months ended December 31, 1997, including adjustments for the ALM Acquisition and financial information for NLP for the period from January 1, 1997 through December 31, 1997. As a result, the financial information for the combined year ended December 31, 1997 has not been prepared on a basis in conformity with GAAP.

                           OLD ALM       AMERICAN LAWYER MEDIA, INC.       NLP
                        --------------   ---------------------------   ------------      PRO
                         SEVEN MONTHS    FIVE MONTHS     PRO FORMA     JAN. 1, 1997     FORMA
                            ENDED           ENDED          TOTAL         THROUGH        TOTAL      YEAR ENDED     YEAR ENDED
                           JULY 31,      DECEMBER 31,     COMBINED     DECEMBER 21,   COMBINED    DECEMBER 31,   DECEMBER 31,
                             1997            1997           1997           1997         1997          1998           1999
                        --------------   ------------   ------------   ------------   ---------   ------------   ------------
OPERATING DATA:
Revenues:
  Periodicals:
    Advertising.......     $18,146         $13,410        $31,556        $26,402      $ 57,958      $ 67,510       $ 75,887
    Subscription......       6,719           5,260         11,979          9,504        21,483        23,172         23,570
  Ancillary products
    and services......       4,532           4,142          8,674         13,926        22,600        28,208         31,791
  Internet services...       2,148           1,162          3,310          1,109         4,419         2,639          1,244
                           -------         -------        -------        -------      --------      --------       --------
Total revenues........      31,545          23,974         55,519         50,941       106,460       121,529        132,492
                           -------         -------        -------        -------      --------      --------       --------
Operating costs and
  expenses:
  Editorial...........       4,023           3,323          7,346          5,837        13,183        15,523         22,940
  Production and
    distribution......       6,919           5,766         12,685          9,872        22,557        26,266         29,821
  Selling.............       4,640           3,656          8,296          8,211        16,507        19,002         27,806
  General and
    administrative....       9,531           7,145         16,676          8,722        25,398        30,012         32,029
  Internet services...       6,464           2,988          9,452          1,657        11,109         4,667          3,313
  Depreciation and
    amortization......       1,590           3,273          4,863          7,283        12,146        26,302         27,298
  Shutdown of ALM
    Internet
    services..........          --           3,000          3,000             --         3,000            --             --
  Special compensation
    charge............          --              --             --          6,926         6,926            --             --
                           -------         -------        -------        -------      --------      --------       --------
Total operating costs
  and expenses........      33,167          29,151         62,318         48,508       110,826       121,772        143,207
                           -------         -------        -------        -------      --------      --------       --------
Operating (loss)
  income..............     $(1,622)        $(5,177)       $(6,799)       $ 2,433      $ (4,366)     $   (243)      $(10,715)
                           =======         =======        =======        =======      ========      ========       ========

    RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    For the year ended December 31, 1998, the financial results include the acquisitions of LegalTech in March 1998 and LCL in April 1998 as well as the acquisition of a regional publication entitled DELAWARE LAW MONTHLY (the "Delaware Acquisition") in October 1998, since their respective acquisition dates.

    OVERVIEW. Revenues increased by $11.0 million, or 9.0%, from $121.5 million for the year ended December 31, 1998 to $132.5 million for the year ended December 31, 1999. Total operating costs and expenses increased
$21.4 million, or 17.6%, from $121.8 million for the year ended December 31, 1998 to $143.2 million for the year ended December 31, 1999 due primarily to new initiatives launched by the

Company during 1999. These initiatives included the launch of a new daily publication entitled THE DAILY DEAL, a daily publication and Web site that focuses on international deals and the deal-making community of bankers, accountants, lawyers, venture capitalists and business professionals, which was sold in March 2000, and a new high-end newsletter division, which published six weekly newsletters focusing on various legal topics during 1999. As a result, the operating loss increased $10.5 million from a loss of $0.2 million for the year ended December 31, 1998 to a loss of $10.7 million for the year ended December 31, 1999 and EBITDA decreased $9.5 million, or 36.4%, from
$26.1 million for the year ended December 31, 1998 to $16.6 million for the year ended December 31, 1999. Internet services revenues decreased $1.4 million, or 52.9%, from $2.6 million for the year ended December 31, 1998 to $1.2 million for the year ended December 31, 1999. Internet services expenses decreased
$1.4 million, or 29.0%, from $4.7 million for the year ended December 31, 1998 to $3.3 million for the year ended December 31, 1999. The reduction in Internet services revenues and expenses in 1999 was due to the sale of the common stock of the entity holding the Company's Internet business to Law.com during the third quarter of 1999. Excluding the Internet services business and new initiatives, revenues increased $11.6 million, or 9.8%, from $118.9 million for the year ended December 31, 1998 to $130.5 million for the year ended
December 31, 1999. In addition, excluding the Internet services business and new initiatives, EBITDA also increased $1.0 million, or 3.6%, from $28.1 million in 1998 to $29.1 million in 1999.

    REVENUES. Advertising revenues increased $8.4 million, or 12.4%, from $67.5 million for the year ended December 31, 1998 to $75. 9 million for the year ended December 31, 1999. The acquisition of LCL accounted for $2.0 million of this increase recorded during the first quarter of this year with no revenue for LCL recorded during the first quarter of 1998. Excluding the revenues from LCL, advertising revenues increased $6.4 million, or 9.5% during 1999. This increase in advertising revenues was due to a growth in classified, law firm and legal advertising, but was partially offset by a decline in display advertising. Advertising growth was also due to an increase in advertising rates along with an increase in advertising pages.

    Subscription revenue increased $0.4 million, or 1.7%, from $23.2 million for the year ended December 31, 1998 to $23.6 million for the year ended
December 31, 1999. Growth in subscription revenue in 1999 resulted primarily from the acquisition of LCL at the end of the first quarter of 1998.

    Revenue from ancillary products and services increased $3.6 million, or 12.7%, from $28.2 million for the year ended December 31, 1998 to $31.8 million for the year ended December 31, 1999. The acquisition of LegalTech and LCL during early 1998 accounted for approximately $2.5 million, or 69% of the growth, with no LegalTech and LCL revenues recorded during the first three months of 1998. The remaining increase was due to higher licensing and royalty fees received by the Company and to increased book and newsletter revenue. However, the increase in revenue was partially offset by lower printing revenue. In addition, lower information service income was recorded in 1999 as a result of the sale of the Company's Internet business to Law.com during the third quarter of 1999.

    Revenue from Internet services decreased $1.4 million, or 52.9%, from $2.6 million for the year ended December 31, 1998 to $1.2 million for the year ended December 31, 1999. The decrease is attributable to the sale of the Company's Internet business to Law.com during the third quarter of 1999.

    OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased $21.4 million, or 17.6%, from $121.8 million for the year ended December 31, 1998 to $143.2 million for the year ended December 31, 1999. Included in operating costs and expenses for 1999 was $3.3 million recorded during the first quarter of 1999 for LCL and LegalTech with no expenses recorded during the same period of 1998. In addition, start-up and operating costs and expenses for the Company's new initiatives during 1999 totaled $11.2 million with no similar costs or expenses during 1998. Excluding the above-mentioned items, total operating costs and expenses increased $6.9 million, or 5.6%. The remaining increase in operating costs and expenses resulted primarily from higher costs in all categories due to the overall growth in revenues.

    Editorial expenses increased $7.4 million, or 47.8%, from $15.5 million for the year ended December 31, 1998 to $22.9 million for the year ended
December 31, 1999. The acquisition of LCL and start-up costs for the new initiatives accounted for $3.6 million of the increase and general salary increases and the hiring for a number of key vacant positions accounted for the remaining increase.

    Production and distribution expenses increased $3.6 million, or 13.5%, from $26.3 million for the year ended December 31, 1998 to $29.8 million for the year ended December 31, 1999. The acquisition of LCL and LegalTech increased expenses by $1.3 million and the new initiatives launched during 1999 accounted for $1.4 million of the increase. Excluding the acquisitions of LCL and LegalTech and new initiatives, production and distribution expenses increased
$0.9 million, or 3.3% over prior year costs. This increase primarily resulted from the introduction of a new weekly publication in California (CALIFORNIA LAW
WEEK), which has since been discontinued, along with higher materials costs and increased runs in an effort to increase coverage in some markets.

    Selling expenses increased $8.8 million, or 46.3%, from $19.0 million for the year ended December 31, 1998 to $27.8 million for the year ended
December 31, 1999. LCL and LegalTech accounted for $1.0 million of the increase and costs incurred for the new initiatives accounted for $4.1 million of the increase. Excluding these items mentioned above, selling expenses increased $3.7 million, or 19.4%. This increase resulted primarily from higher commission costs related to an increase in revenues, increased headcount and increased direct mailing efforts and other marketing related costs.

    General and administrative expenses increased $2.0 million, or 6.7%, from $30.0 million for the year ended December 31, 1998 to $32.0 million for the year ended December 31, 1999. This increase reflects $0.7 million of costs associated with the acquisitions of LCL and LegalTech. The remaining expense increase relates primarily to the launching of the new initiatives during 1999, which included increased total occupancy and other related general overhead costs.

    Internet services expenses decreased $1.4 million, or 29.0%, from $4.7 million for the year ended December 31, 1998 to $3.3 million for the year ended December 31, 1999. This decrease is attributable to the sale of the Company's Internet business to Law.com during the third quarter of 1999.

    Depreciation and amortization expenses increased $1.0 million, or 3.8%, from $26.3 million for the year ended December 31, 1998 to $27.3 million for the year ended December 31, 1999. An increase in amortization of goodwill during 1999 was due to the acquisitions of LCL and LegalTech during early 1998. The increase in depreciation during 1999 was due to increased capital expenditures in 1999 for new and upgraded systems in order to ensure Year 2000 compliance and to replace outdated systems with new systems and facilities to support the new initiatives and the Company's core growth.

    OPERATING LOSS. As a result of the above factors, the operating loss increased $10.5 million from a $0.2 million loss for the year ended
December 31, 1998 to a $10.7 million loss for the year ended December 31, 1999. EBITDA decreased $9.5 million, or 36.4%, from $26.1 million for the year ended December 31, 1998 to $16.6 million for the year ended December 31, 1999. Excluding the Internet services business and new initiatives, EBITDA increased $1.0 million, or 3.6% from $28.1 million at December 31, 1998 to $29.1 million at December 31, 1999.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    The following discussion includes the year ended December 31, 1997 which is derived from the financial information for Old ALM for the seven months ended July 31, 1997 and for ALM for the five months ended December 31, 1997, including adjustments for the ALM Acquisition, and financial information for NLP for the periods from January 1, 1997 through December 21, 1997, presented above. As a result, the financial information for the combined year ended December 31, 1997 has not been prepared on a basis in conformity with GAAP.

    For the year ended December 31, 1998, the financial results include the acquisitions of LegalTech, LCL and the Delaware Acquisition, since their respective acquisition dates.

    OVERVIEW. Revenues increased by $15.1 million, or 14.2%, from $106.5 million for the year ended December 31, 1997 to $121.5 million for the year ended December 31, 1998. Total operating costs and expenses increased
$10.9 million, or 9.9%, from $110.8 million for the year ended December 31, 1997 to $121.8 million for the year ended December 31, 1998, due primarily to a $14.2 million increase in depreciation and amortization resulting from the ALM and NLP Acquisitions. As a result, the operating loss decreased $4.1 million, or 94.4%, from a loss of $4.4 million for the year ended December 31, 1997 to a loss of $0.2 million for the year ended December 31, 1998, while EBITDA increased $18.3 million, or 234.9%, from $7.8 million for the year ended December 31, 1997 to $26.1 million for the year ended December 31, 1998. Internet services revenues decreased $1.8 million, or 40.3%, from $4.4 million for the year ended December 31, 1997 to $2.6 million for the year ended
December 31, 1998. Internet services expenses decreased $6.4 million, or 58.0%, from $11.1 million for the year ended December 31, 1997 to $4.7 million for the year ended December 31, 1998. Also included in the operating costs and expenses for 1997 was a special compensation charge of $6.9 million reflecting stock option and bonus payments related to the sale of NLP. Accordingly, excluding the net operating loss from Internet services, the shutdown charge, and the one time special compensation charge, operating income decreased $10.5 million, or 85.4%, from $12.2 million for the year ended December 31, 1997 to $1.8 million for the year ended December 31, 1998, while EBITDA increased $3.7 million, or 15.1%, from $24.4 million to $28.1 million over the same periods.

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

    OPERATING COSTS AND EXPENSES. Total operating costs and expenses increased $10.9 million, or 9.9%, from $110.8 million for the year ended December 31, 1997 to $121.8 million for the year ended December 31, 1998. This increase is due to a $14.2 million increase in depreciation and amortization resulting from the ALM and NLP Acquisitions. The inclusion of $7.1 million in costs and expenses of LCL and LegalTech as well as other normal operating costs and expense increases were offset by the reduction in Internet services expenses.

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

    OPERATING LOSS. As a result of the above factors, the operating loss decreased $4.1 million, or 94.4%, from $4.4 million for the year ended
December 31, 1997 to $0.2 million for the year ended December 31, 1998. EBITDA increased $18.3 million, or 234.9%, from $7.8 million for the year ended December 31, 1997 to $26.1 million for the year ended December 31, 1998. Excluding the one-time charges in 1997 related to the shutdown of Counsel Connect and special compensation charge, EBITDA increased $8.4 million, or 47.2%, from $17.7 million for the year ended December 31, 1997 to $26.1 million for the year ended December 31, 1998. Excluding all Internet services and the special compensation charge, EBITDA increased $3.7 million, or 15.1%, from $24.4 million for the year ended December 31, 1997 to $28.1 million for the year ended December 31, 1998.

    LIQUIDITY AND CAPITAL RESOURCES

    CAPITAL EXPENDITURES. Capital expenditures were $11.8 million for the year ended December 31, 1999. The amount of capital expenditures in 1999 was higher than historical and expected future spending due to an investment in new editorial and advertising systems to replace outdated systems and ensure Year 2000 compliance and due to the implementation of new systems and facilities needed for the new initiatives and to support the Company's core growth.

    NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities was $0.7 million for the year ended December 31, 1999, which primarily reflects depreciation and amortization of $27.3 million, an increase in accounts payable of $4.3 million and non-cash interest recorded during 1999 of $0.8 million, offset by a net loss of $26.4 million, an increase in accounts receivable of $3.3 million, a decrease in other non-current liabilities of $2.4 million and an increase in other assets of $1.5 million. The use of funds during 1999 primarily resulted from the Company's net loss, of which $10.6 million resulted from new initiatives started during 1999. Excluding these new initiatives would have resulted in net cash provided by operating activities of $9.9 million.

    NET CASH USED IN INVESTING ACTIVITIES. Net cash used in investing activities was $8.0 million for the year ended December 31, 1999, which primarily resulted from capital expenditures of $11.8 million offset by the proceeds related to the sale of the Company's Internet business to Law.com during the third quarter of 1999.

    NET CASH PROVIDED BY FINANCING ACTIVITIES. Net cash provided by financing activities totaled $9.8 million for the year ended December 31, 1999, which reflects a drawdown of $9.8 million under the Revolving Credit Facility (described below).

    WORKING CAPITAL. The Company traditionally has had favorable cash flow characteristics resulting from its high level of advance payments by subscribers, low working capital investment, minimal capital expenditure needs, predictable cost structure and high margins. Because cash receipts associated with subscriptions are received toward the beginning of a subscription cycle, the Company's periodicals business requires minimal investment in working capital. During 1999, the Company incurred startup costs for the new initiatives resulting in EBITDA losses totaling approximately $10.3 million. Additionally, the Company invested $11.8 million in capital expenditures as described above. These two factors, both unusual, combined to produce an unfavorable cash flow for 1999.

    LIQUIDITY. The Company's principal sources of funds are anticipated to be cash flows from operating activities, which may be supplemented by borrowings under the Revolving Credit Facility (described below). The Company believes that these funds will be sufficient to meet its current and future financial obligations, including the payment of interest on the $175,000,000 of 9.75% senior notes and the outstanding balance under the Company's Revolving Credit Facility, working capital, capital expenditures and other obligations. No assurance can be given, however, that this will be the case. The Company's future operating performance and ability to service or refinance the Notes and to repay, extend or refinance any credit agreements to which it is a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond the Company's control.

    MATERIAL FINANCINGS

    The Company has borrowed funds to finance its operations through the transactions described below.

    REVOLVING CREDIT FACILITY. On March 25, 1998, the Company entered into a $40 million, five-year senior secured revolving credit facility (the "Revolving Credit Facility") with a group of banks to be available for working capital and general corporate purposes, including acquisitions and capital expenditures.

    The Revolving Credit Facility is guaranteed by Holdings and by all existing and future subsidiaries of the Company. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its existing and future domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by Holdings of all of the stock of the Company. The Revolving Credit Facility contains customary covenants commensurate with the size of the Revolving Credit Facility that, among other things, restrict the ability of the Company and its subsidiaries to take certain actions.

    On April 14, 1998, Holdings contributed an aggregate of $15 million to the equity capital of the Company. The proceeds of the equity contribution were used to fund acquisitions and to provide capital for aggressive internal growth. On April 26, 1999, Holdings and the Company amended the Revolving Credit Facility, effective as of March 29, 1999. This amendment (INTER ALIA) limits the Company's ability to borrow in excess of $20 million under the Revolving Credit Facility until certain ratios are achieved, modifies certain of the covenants and modifies the interest calculation mechanism. Effective July 20, 1999, the Revolving Credit Facility was further amended to provide for the sale of the Company's Internet business to Law.com and to modify certain debt covenants. On March 8, 2000 (effective March 28, 2000), the Revolving Credit Facility was further amended to modify certain of the covenants, to permit the transaction described below under RECENT DEVELOPMENTS--SALE OF THE BUSINESS OF THE DAILY DEAL AND CORPORATE CONTROL ALERT and to increase the borrowing limit described above from $20 million to $22.5 million.

    SENIOR NOTES FINANCING. In December 1997, the Company issued $175,000,000 aggregate principal amount of 9.75% Senior Notes due 2007 (the "Notes"). The Notes are unsecured general obligations of the Company and are fully and unconditionally guaranteed on a joint and several and senior unsecured basis, by each of the Company's existing and future subsidiaries. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company and each of the subsidiary guarantors is a wholly-owned subsidiary of the Company. Separate financial statements of, and other disclosures concerning the subsidiary guarantors are not included herein because of the subsidiary guarantors' full and unconditional guarantee of the Notes and management has determined that separate financial statements and other disclosures concerning the subsidiary guarantors are not material and would not provide any additional meaningful disclosure. There are currently no contractual or regulatory restrictions limiting the ability of the subsidiary guarantors to make distributions to the Company. The Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Assuming there is no redemption of the Notes prior to maturity, the entire principal will be payable on December 15, 2007.

    YEAR 2000 COMPLIANCE.

    The Company did not experience any significant malfunctions or errors in its operating or business systems related to the "Year 2000" issue. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000" issue. However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll or financial closings at month, quarterly or year-end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    On March 25, 1998, the Company and ALM entered into the Revolving Credit Facility. Each revolving loan shall bear interest on the outstanding principal amount from the borrowing date until it becomes due at a rate per annum equal to the "Base Rate" or the Eurodollar rate plus the "Applicable Margin" of 1.5% for base rate loans and 2.5% for Eurodollar rate loans. The Base Rate is the higher of the Bank of America publicly announced "Reference Rate" or the Federal Funds Rate plus 0.5%. The amount outstanding under the Revolving Credit Facility was $18.3 million at December 31, 1999. The interest rate at December 31, 1999 was 9.15%. A 10% increase in the average rate, during 1999, would have increased the Company's net loss to approximately $26.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Index to Financial Statements and Exhibits, which appears on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

    The following table sets forth certain information regarding each of the executive officers, directors and certain other key employees of the Company and Holdings, as of March 15, 2000.

NAME                                          AGE                       POSITION
----                                        --------   ------------------------------------------
EXECUTIVE OFFICERS, DIRECTORS AND KEY
  EMPLOYEES OF THE COMPANY AND HOLDINGS

Bruce Wasserstein.........................     52      Chairman and Director

William L. Pollak.........................     44      President, Chief Executive Officer and
                                                       Director

Anup Bagaria..............................     27      Vice President and Director

Bruce Barnes..............................     38      Director

Michael J. Biondi.........................     42      Director

Robert C. Clark...........................     56      Director

Donald G. Drapkin.........................     52      Director

James A. Finkelstein......................     51      Director

Andrew G.T. Moore, II.....................     64      Director

Jack Berkowitz............................     53      Vice President, Strategic Planning

Michael Cronan............................     34      Vice President, Marketing

Sally Feldman.............................     43      Vice President, Professional Information
                                                       Division

Stephen C. Jacobs.........................     38      Vice President, Corporate Affairs, General
                                                       Counsel and Secretary

Leslye G. Katz............................     45      Vice President, Chief Financial Officer

Kevin Vermeulen...........................     36      Vice President, Group Publisher

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

    The Board has established an executive committee (the "Executive Committee") consisting of three members, currently Bruce Wasserstein, Bruce Barnes and Anup Bagaria. The Executive Committee has been delegated the authority to approve
(i) the acquisition and divestiture by the Company or an affiliate of the Company of all or a portion of one or more business entities for a price of up to $25 million, (ii) the appointment of senior officers of the Company or its affiliates and termination of such employment, (iii) the preparation and approval of short-term and long-term budgets, and (iv) other material policy-level decisions to the extent permitted by the Delaware General Corporation Law.

    EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES OF THE COMPANY AND HOLDINGS

    Bruce Wasserstein is Chairman of the Board of Directors of the Company and Holdings since December 1997. He is Chairman, Chief Executive Officer and founder of Wasserstein Perella Group, Inc. ("WPG"). Previously, Mr. Wasserstein served as a Director and the Chairman of Maybelline, Inc. and as a Director of Collins & Aikman Corp. Before establishing WPG, Mr. Wasserstein was Co-Head of Investment Banking at The First Boston Corporation, and a Managing Director and Member of its Management

Committee. Prior to joining First Boston in 1977, Mr. Wasserstein was an attorney at Cravath, Swaine & Moore in New York City. Mr. Wasserstein graduated with honors from the University of Michigan in 1967. In 1971 he graduated from Harvard Business School as a Baker Scholar with high distinction, and earned a J.D., CUM LAUDE, from Harvard Law School. In 1972 he was a Knox Traveling Fellow at Cambridge University. Mr. Wasserstein is a member of the Council on Foreign Relations. He has served as a member of the SEC's Advisory Committee on Tender Offers and as a member of the Visiting Committees of Harvard Law School, the University of Michigan and Columbia Journalism School. Mr. Wasserstein is also on the board of numerous private companies.

    William L. Pollak has served as President, Chief Executive Officer and Director of the Company and Holdings since March 1998. Before joining the Company, Mr. Pollak spent 16 years at the New York Times, where he held a variety of positions, most recently as Executive Vice President, Circulation.

    Anup Bagaria has served as a Vice President and Director of the Company and Holdings since their founding since November 1998. He is a Managing Director of Wasserstein Perella & Co., Inc. He graduated from the Massachusetts Institute of Technology. Mr. Bagaria also serves on the board of various private companies.

    Bruce R. Barnes has served as a director of the Company and Holdings since November 1998. Dr. Barnes has been Managing Director of Wasserstein Perella & Co., Inc. since February 1997 and has been a senior member of its Merchant Banking Group since September 1998. He was Executive Vice President of Ziff Brothers Investments, L.L.C., a private investment company, from January 1995 to June 1996. Prior to that, at Ziff Communications Company, a privately-held publishing and media company, Dr. Barnes was Senior Vice President and Chief Financial Officer from September 1993 to December 1994 and was Vice President and Special Assistant to the Chairman from November 1992 to September 1993.
Dr. Barnes received a B.A. in Economics MAGNA CUM LAUDE and a Ph.D. in Economics from the University of Pennsylvania. Dr. Barnes is also a director of Collins & Aikman Corporation and various private companies.

    Michael J. Biondi has served as a Director of the Company and Holdings since March 1998. He is Chairman and Chief Executive Officer of Wasserstein Perella & Co., Inc. Mr. Biondi holds M.B.A. and J.D. degrees from the Wharton School and the University of Pennsylvania Law School, respectively. Prior to joining Wasserstein Perella, Mr. Biondi was a member of the First Boston Mergers & Acquisitions Group, and practiced law at Skadden, Arps, Slate, Meagher & Flom LLP.

    Robert C. Clark has served as a Director of the Company and Holdings since their founding. He has been Dean of the Harvard Law School since 1989 and is the Royall Professor of Law. Mr. Clark is a trustee of Teachers' Insurance Annuity Association (TIAA). He is currently a Director of Collins & Aikman Corp. and of Household International, Inc.

    Donald G. Drapkin has served as a Director of the Company and Holdings since their founding. He has been a Director and Vice Chairman and Director of MacAndrews & Forbes Holdings Inc. and various of its affiliates since 1987.
Mr. Drapkin also is a Director of the following corporations which file reports pursuant to the Exchange Act: Algos Pharmaceutical Corporation, Anthracite Capital, Inc., BlackRock Asset Investors, Cardio Technologies, Inc., The Molson Companies Limited, Revlon Consumer Products Corporation, Revlon, Inc., Playboy Enterprises, Inc., Weider Nutrition International, Inc., and VIMRX Pharmaceuticals Inc. On December 27, 1996, Marvel, Marvel Holdings, Marvel Parent and Marvel III of which Mr. Drapkin was a Director on such date, and several subsidiaries of Marvel filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code.

    James A. Finkelstein has served as a Director of the Company and Holdings since March 1998. He has been President and Chief Executive Officer of JAF Communications, LLC since July 1998. Prior to that, Mr. Finkelstein served as President and Chief Executive Officer of NLP and its predecessor companies beginning in 1974. He joined the New York Law Publishing Company in 1970. He was the former publisher of the NEW YORK LAW JOURNAL and the founder and publisher of THE NATIONAL LAW JOURNAL. He currently serves on the Faculty of Arts and Sciences Board of Overseers at New York University.

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

    Jack Berkowitz has served as Vice President, Strategic Planning of the Company since January 1999. Prior to joining the Company, Mr. Berkowitz served as a consultant to the Company during 1998. Mr. Berkowitz is a 25 year veteran of the publishing industry. As a consultant, in addition to the Company, his client roster has included Cowles Business Media, Hearst Magazines, Time Inc., Felker Media, Associated Newspapers and Adweek. Mr. Berkowitz had previously served as Executive Vice President of the Village Voice and President of The Nation.

    Michael Cronan has served as Vice President, Marketing of the Company since September 1999 and served as the Company's Director of Circulation for National Publications from April 1999 until September 1999. Prior to joining the Company, Mr. Cronan served in various positions with McGraw Hill Cos. From February 1995 until April 1999 and most recently served as the director of sales and marketing with its Construction Information Group On-line. In this capacity, Mr. Cronan developed design, branding and content and implemented successful e-commerce subscription systems for CIG On-Line's Web sites.

    Sally Feldman has served as Vice President, Professional Information Division of the Company since October 1999. Prior to joining the Company, Ms. Feldman served as Director of Marketing and Communications at Skadden, Arps, Slate, Meagher & Flom LLP where she was responsible for all aspects of global marketing and public relations.

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

    Kevin Vermeulen has been Vice President, National Advertising of the Company since 1998. Prior to that he was a Vice President of Sales for NLP, which he joined in October 1992.

ITEM 11. EXECUTIVE COMPENSATION

    The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and certain other executive officers of the Company for the year ended December 31, 1999 (collectively, the "Named Executive Officers") for services rendered in all capacities to the Company during the year ended December 31, 1999. All numbers relating to option grants relate to options to purchase shares in Holdings and include the effect of a 10-for-1 stock split in
March 2000. See BUSINESS--RECENT DEVELOPMENTS--STOCK SPLIT.

                           SUMMARY COMPENSATION TABLE

                                                                            ANNUAL COMPENSATION
                                          ----------------------------------------------------------------------------------------
                                                                                                      LONG TERM COMPENSATION
                                                                                                ----------------------------------
                                                                                                             SECURITIES
                                                                                    OTHER       RESTRICTED   UNDERLYING
                                                                                    ANNUAL        STOCK       OPTIONS/      LTIP
NAME AND                                                                         COMPENSATION     AWARDS       SALES      PAYOUTS
PRINCIPAL POSITION                          YEAR        ($) SALARY   ($) BONUS       ($)           ($)          (#)         ($)
------------------                        --------      ----------   ---------   ------------   ----------   ----------   --------
William Pollak, President and Chief         1999          416,212     217,516         --             --        12,000        --
  Executive Officer.....................    1998(2)       325,000     400,000         --             --            --        --
                                            1997               --          --         --             --            --        --

Jack Berkowitz, Vice President,             1999(3)       215,000      42,500         --             --         1,800        --
  Strategic Planning....................    1998               --          --         --             --            --        --
                                            1997               --          --         --             --            --        --

Stephen C. Jacobs, Vice President,          1999          206,625     100,000         --             --         1,200        --
  Corporate Affairs and General             1998(4)       132,692      50,000         --             --            --        --
  Counsel...............................    1997               --          --         --             --            --        --

Leslye G. Katz, Vice President and Chief    1999          305,000     150,000         --             --         3,000        --
  Financial Officer.....................    1998(6)       100,000      73,500         --             --            --        --
                                            1997               --          --         --             --            --        --

Kevin Vermeulen, Vice President, Group      1999          165,667      34,507         --             --         1,800        --
  Publisher.............................    1998          134,047      10,000         --             --            --        --
                                            1997(8)       260,505          --         --             --            --        --


                                           ALL OTHER
NAME AND                                  COMPENSATION
PRINCIPAL POSITION                            ($)
------------------                        ------------
William Pollak, President and Chief         294,326(1)
  Executive Officer.....................    539,256(1)
                                                 --
Jack Berkowitz, Vice President,                  --
  Strategic Planning....................         --
                                                 --
Stephen C. Jacobs, Vice President,               --
  Corporate Affairs and General                  --
  Counsel...............................         --
Leslye G. Katz, Vice President and Chief    204,200(5)
  Financial Officer.....................    204,200(5)
                                                 --
Kevin Vermeulen, Vice President, Group      105,303(7)
  Publisher.............................    120,614(7)
                                                 --

------------------------------

(1) Represents payments made by the Company to Mr. Pollak pursuant to the terms of his employment agreement with the Company to reimburse him for the value of options forfeited upon his resignation from his former employer.

(2) Mr. Pollak's employment with the Company pursuant to his employment agreement commenced as of March 9, 1998.

(3) Mr. Berkowitz's employment with the Company pursuant to his employment agreement commenced as of January 1, 1999.

(4) Mr. Jacobs' employment with the Company pursuant to his employment agreement commenced as of May 4, 1998.

(5) Represents payments made by the Company to Ms. Katz pursuant to the terms of her employment agreement with the Company to reimburse her for the value of options forfeited upon her resignation from her previous employer.

(6) Ms. Katz's employment with the Company pursuant to her employment agreement commenced as of September 1, 1998.

(7) Represents commissions earned by Mr. Vermeulen pursuant to the terms of his employment agreement.

(8) The 1997 compensation information for Mr. Vermeulen includes salary, bonus and commission in the aggregate. A breakdown of this amount was not easily ascertainable.

                     OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                   INDIVIDUAL GRANTS+
                                 ------------------------------------------------------
                                                 PERCENT OF
                                  NUMBER OF        TOTAL                                           POTENTIAL
                                  SECURITIES    OPTIONS/SARS                                  REALIZABLE VALUE AT
                                  UNDERLYING     GRANTED TO    EXERCISE OF                  ASSUMED ANNUAL RATES OF
                                 OPTIONS/SARS   EMPLOYEES IN   BASE PRICE    EXPIRATION     STOCK PRICE APPRECIATION
NAME                             GRANTED (#)    FISCAL YEAR      ($/SH)         DATE            FOR OPTION TERM
----                             ------------   ------------   -----------   ----------   ----------------------------
                                                                                             5%                 10%
                                                                                            ($)                 ($)
                                                                                          --------            --------
William Pollak.................     12,000          40.0%          $75        10/13/09       *                   *
Jack Berkowitz.................      1,800           6.1%          $75        10/13/09       *                   *
Stephen C. Jacobs..............      1,200           4.0%          $75        10/13/09       *                   *
Leslye Katz....................      3,000          10.1%          $75        10/13/09       *                   *
Kevin Vermeulen................      1,800           6.1%          $75        10/13/09       *                   *

------------------------

* As of December 31, 1999, each of the outstanding options was out-of-the-money and therefore the potential realizable value was less than zero.

+   Each of the options is exercisable for a share of Holdings common stock.

    EMPLOYMENT AGREEMENTS

    Each of William Pollak, President and Chief Executive Officer, and Leslye Katz, Vice President and Chief Financial Officer, has entered into an employment agreement with the Company for a five year term effective March 9, 1998 and September 1, 1998, respectively. The employment agreements provide for an annual salary of $400,000, in the case of Mr. Pollak, and $300,000, in the case of Ms. Katz, subject to increases of 5% annually during the term. In addition, the employment agreements provide for bonuses of (i) $400,000 after the first year of the term and between 50% and 150% of the base salary, as determined by the Board of Directors, in each of the remaining years of the term, for Mr. Pollak, and (ii) $150,000 after the first year of the term and between 25% and 75% of the base salary, as determined by the Board of Directors, in each of the remaining years of the term, for Ms. Katz. Under the employment agreements, if the executives' employment is terminated by the Company without cause or by the executive with good reason, the executive will be entitled to severance equal to the amount of the executive's salary and bonus accrued but unpaid through the termination date and one year's salary in the cases of Mr. Pollak and Ms. Katz, commencing on the termination date, together with any accrued but unpaid bonus. Each of Mr. Pollak and Ms. Katz is also entitled to payments for options granted to them and forfeited upon their resignations from their prior employers.

    The Company has also entered into employment agreements with each of its executive officers providing for varying bonuses, severance provisions and termination rights.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the outstanding shares of the Company are beneficially owned by Holdings. The following table sets forth certain information regarding beneficial ownership of Holdings as of December 31, 1999 by (i) each person (or group of affiliate persons) known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of Holdings, (ii) each Director, Director nominee, and the Chief Executive Officer and Vice President of the Company, and (iii) all directors and executive officers of the Company as a group. The share numbers below include the effect of a 10-for-1 stock split in March 2000. See BUSINESS--RECENT DEVELOPMENTS--STOCK SPLIT.

                                                                     PERCENTAGE OF
                                                                    TOTAL SHARES OF
                                                 NUMBER OF SHARES    COMMON STOCK
NAME AND ADDRESS OF BENEFICIAL OWNER             OF COMMON STOCK      OUTSTANDING
------------------------------------             ----------------   ---------------
U.S. Equity Partners, L.P.(1)..................       569,960              47.49%
U.S. Equity Partners (Offshore), L.P(2)........       144,110              12.01%
ALM Employee Partners, L.L.C.(3)...............        80,000               6.67%
Wasserstein & Co., Inc.(4).....................       405,930              33.83%
  Total........................................     1,200,000             100.00%

------------------------

(1) Includes approximately 2.9% of the issued and outstanding common stock of Holdings held by a co-investor of U.S. Equity Partners, L.P. ("USEP") which has granted WP Management Partners, LLC ("WPMP"), the general partner of USEP, an irrevocable proxy to vote such shares of common stock.
    Wasserstein & Co., Inc. shares voting and dispositive power with respect to the shares held by USEP. See footnote (4).

(2) Wasserstein & Co., Inc. shares voting and dispositive power with respect to the shares held by U.S. Equity Partners (Offshore), L.P. See footnote (4).

(3) ALM Employee Partners, L.L.C. is managed by WP Plan Management
    Partners, Inc., a wholly-owned subsidiary of Wasserstein & Co., Inc. Wasserstein & Co., Inc. shares voting and dispositive power with respect to the shares held by ALM Employee Partners, L.L.C. See footnote (4).

(4) Does not include: 569,960 shares as to which Wasserstein & Co. shares voting and dispositive power with USEP; 144,110 shares as to which Wasserstein & Co. shares voting and dispositive power with U.S. Equity Partners (Offshore), L.P.; and 80,000 shares as to which Wasserstein & Co. shares voting and dispositive power with ALM Employee Partners, L.L.C.

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

    In July 1999, the Company sold the common stock of its wholly-owned subsidiary, Professional On-Line, Inc., which held the Company's Internet business, to Law.com for $1.0 million in cash and the Company retained a preferred stock interest with a face amount of $3.75 million. On March 28, 2000, the Company sold its business constituting THE DAILY DEAL and CORPORATE CONTROL ALERT to TDD, L.L.C. The stockholders of Law.com and TDD, L.L.C. include substantially all of the stockholders of Holdings. See SIGNIFICANT TRANSACTIONS and RECENT DEVELOPMENTS.

    In connection with the sale of the Company's Internet business to Law.com, the Company entered into an exclusive five-year license agreement with Law.com granting Law.com the right to publish all Company content in electronic or digital format. See SIGNIFICANT TRANSACTIONS. The Company believes that the transactions referred to in the preceding paragraph were effected on arms-length terms and conditions.

    In 1999, $260,000 in fees, related to the sale of the Company Internet business to Law.Com, were paid to Wasserstein & Co., Inc.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) FINANCIAL STATEMENTS

    See Index to Financial Statements that appears on page F-1 hereof. No Schedules are provided as the Schedules are either not applicable, or the information has been otherwise provided in the Financial Statements.

(B) REPORTS ON FORM 8-K

    The Company has filed a report on Form 8-K, dated July 27, 1999, and filed August 24, 1999, relating to the sale of the Company's Internet business to Law.com.

(C) EXHIBITS

    The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

                         INDEX TO FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN LAWYER MEDIA,
  INC.
Report of Independent Public Accountants as of and for the
  Years Ended December 31, 1999 and 1998 and the Five Months
  Ended December 31, 1997...................................     F-2
Consolidated Balance Sheets as of December 31, 1999 and
  December 31, 1998.........................................     F-3
Consolidated Statements of Operations for the Years Ended
  December 31, 1999 and 1998 and the Five Months Ended
  December 31, 1997.........................................     F-4
Consolidated Statements of Changes in Stockholder's Equity
  for the Years Ended December 31, 1999 and 1998 and the
  Five Months Ended December 31, 1997.......................     F-5
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999 and 1998 and the Five Months Ended
  December 31, 1997.........................................     F-6
Notes to the Consolidated Financial Statements as of
  December 31, 1999, 1998 and 1997..........................     F-7

FINANCIAL STATEMENTS OF AMERICAN LAWYER MEDIA, L.P. (OLD
  ALM)
Report of Independent Public Accountants as of and for the
  Seven Months Ended
  July 31, 1997.............................................    F-20
Balance Sheet as of July 31, 1997...........................    F-21
Statement of Operations for the Seven Months Ended July 31,
  1997......................................................    F-22
Statement of Changes in Partners' Capital and Accumulated
  Deficit for the Seven Months Ended July 31, 1997..........    F-23
Statement of Cash Flows for the Seven Months Ended July 31,
  1997......................................................    F-24
Notes to the Financial Statements as of July 31, 1997.......    F-25

CONSOLIDATED FINANCIAL STATEMENTS OF NATIONAL LAW PUBLISHING
  COMPANY, INC.
Report of Independent Public Accountants as of and for the
  Period from January 1, 1997 through December 21, 1997.....    F-30
Consolidated Balance Sheet as of December 21, 1997..........    F-31
Consolidated Statement of Operations for the Period from
  January 1, 1997 through
  December 21, 1997.........................................    F-32
Consolidated Statement of Stockholders' Equity for the
  Period from January 1, 1997 through December 21, 1997.....    F-33
Consolidated Statement of Cash Flows for the Period from
  January 1, 1997 through
  December 21, 1997.........................................    F-34
Notes to the Consolidated Financial Statements as of
  December 21, 1997.........................................    F-35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To American Lawyer Media, Inc.:

    We have audited the accompanying consolidated balance sheets of American Lawyer Media, Inc. (a Delaware corporation) as of December 31, 1999 and 1998 and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the years ended December 31, 1999 and 1998 and the five months ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Lawyer Media, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the five months ended December 31, 1997 in conformity with accounting principles generally accepted in the United States.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule appearing on SCHEDULE II VALUATION AND QUALIFYING ACCOUNTS of this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

New York, New York
March 28, 2000

                          AMERICAN LAWYER MEDIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                1999       1998
                                                              --------   --------
                           ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  1,598   $    514
Accounts receivable, net of allowance for doubtful accounts
  and returns of $2,758 and $3,595, respectively............    16,811     14,850
Inventories, net............................................     1,449      1,849
Other current assets........................................     2,572      1,361
                                                              --------   --------
    Total current assets....................................    22,430     18,574
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $5,912 and $3,441,
  respectively..............................................    15,018      7,146
INTANGIBLE ASSETS, net of accumulated amortization of
  $24,121 and $13,579, respectively.........................   149,831    165,843
GOODWILL, net of accumulated amortization of $23,937 and
  $12,231, respectively.....................................   153,816    167,402
DEFERRED FINANCING COSTS, net of accumulated amortization of
  $1,669 and $839, respectively.............................     6,109      6,941
OTHER ASSETS................................................     1,210        869
                                                              --------   --------
    Total assets............................................  $348,414   $366,775
                                                              ========   ========
            LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable............................................  $  6,792   $  2,527
Accrued expenses............................................    10,912     11,574
Accrued interest payable....................................     1,185      1,076
Deferred income (including deferred subscription income of
  $16,380 and $16,997, respectively)........................    17,798     18,241
                                                              --------   --------
    Total current liabilities...............................    36,687     33,418
                                                              --------   --------
LONG TERM DEBT:
Revolving credit facility...................................    18,300      8,500
Senior notes................................................   175,000    175,000
                                                              --------   --------
Total long term debt........................................   193,300    183,500
                                                              --------   --------
DEFERRED INCOME TAXES.......................................    38,182     43,834
                                                              --------   --------
OTHER NONCURRENT LIABILITIES................................     5,925      5,031
                                                              --------   --------
STOCKHOLDER'S EQUITY
Common stock--$.01 par value; 1,000 shares authorized; 100
  issued and outstanding....................................        --         --
Paid-in-capital.............................................   123,515    123,775
Accumulated deficit.........................................   (49,195)   (22,783)
                                                              --------   --------
    Total stockholder's equity..............................    74,320    100,992
                                                              --------   --------
    Total liabilities and stockholder's equity..............  $348,414   $366,775
                                                              ========   ========

The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                          AMERICAN LAWYER MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                                          FOR THE
                                                                                        FIVE MONTHS
                                                           YEAR ENDED     YEAR ENDED       ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              1999           1998           1997
                                                          ------------   ------------   ------------
NET REVENUES:
Periodicals:
  Advertising...........................................    $ 75,887       $ 67,510       $13,410
  Subscription..........................................      23,570         23,172         5,260
Ancillary products and services.........................      31,791         28,208         4,142
Internet services.......................................       1,244          2,639         1,162
                                                            --------       --------       -------
    Total net revenues..................................     132,492        121,529        23,974
                                                            --------       --------       -------
OPERATING EXPENSES:
Editorial...............................................      22,940         15,523         3,323
Production and distribution.............................      29,821         26,266         5,766
Selling.................................................      27,806         19,002         3,656
General and administrative..............................      32,029         30,012         7,145
Internet services.......................................       3,313          4,667         2,988
Depreciation and amortization...........................      27,298         26,302         3,273
Shutdown of Internet services...........................          --             --         3,000
                                                            --------       --------       -------
  Total operating expenses..............................     143,207        121,772        29,151
                                                            --------       --------       -------
  Operating loss........................................     (10,715)          (243)       (5,177)
Interest expense........................................     (18,962)       (18,346)       (2,420)
Other income............................................         187             --            --
                                                            --------       --------       -------
  Loss before income taxes..............................     (29,490)       (18,589)       (7,597)
BENEFIT FOR INCOME TAXES................................       3,078          3,403            --
                                                            --------       --------       -------
  Net loss..............................................    $(26,412)      $(15,186)      $(7,597)
                                                            ========       ========       =======

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          AMERICAN LAWYER MEDIA, INC.

                 STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                AND FOR THE FIVE MONTHS ENDED DECEMBER 31, 1997

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                  COMMON STOCK       ADDITIONAL
                                              --------------------    PAID-IN     ACCUMULATED
                                               SHARES    PAR VALUE    CAPITAL       DEFICIT      TOTAL
                                              --------   ---------   ----------   -----------   --------
INCEPTION...................................     --          --       $     --      $     --    $     --
Issuance of common stock....................    100          --        108,775            --     108,775
Net loss for the five months ended..........     --          --             --        (7,597)     (7,597)
                                                ---         ---       --------      --------    --------
BALANCE AT DECEMBER 31, 1997................    100          --       $108,775      $ (7,597)   $101,178
Capital contribution........................     --          --         15,000            --      15,000
Net loss for the twelve months ended........     --          --             --       (15,186)    (15,186)
                                                ---         ---       --------      --------    --------
BALANCE AT DECEMBER 31, 1998................    100          --       $123,775      $(22,783)   $100,992
Loss on sale of Internet business...........     --          --           (260)           --        (260)
Net loss for the twelve months ended........     --          --             --       (26,412)    (26,412)
                                                ---         ---       --------      --------    --------
BALANCE AT DECEMBER 31, 1999................    100          --       $123,515      $(49,195)   $ 74,320
                                                ===         ===       ========      ========    ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          AMERICAN LAWYER MEDIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                            FOR THE FIVE
                                                                                               MONTHS
                                                               YEAR ENDED     YEAR ENDED       ENDED
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                                  1999           1998           1997
                                                              ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(26,412)      $(15,186)      $ (7,597)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
  Depreciation and amortization.............................      27,298         26,302          3,273
  Non-cash interest.........................................         832            837             --
  (Increase) decrease in:
Accounts receivable, net....................................      (3,252)          (772)           388
Inventories.................................................         399           (202)           (74)
Other current assets........................................        (655)           394          1,470
Other assets................................................        (892)          (105)         2,473
  (Decrease) increase in:
Accounts payable............................................       4,278         (1,544)         1,200
Accrued expenses............................................         (43)        (2,892)        (1,140)
Accrued interest payable....................................         109            602            474
Deferred income.............................................          50           (334)          (466)
Other noncurrent liabilities................................      (2,407)        (1,854)         1,035
                                                                --------       --------       --------
  Total adjustments.........................................      25,717         20,432          8,633
                                                                --------       --------       --------
  Net cash (used in) provided by operating activities.......        (695)         5,246          1,036
                                                                --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................     (11,286)        (3,911)          (364)
  Purchase of businesses:
Working capital, other than cash............................          --            426          9,229
Plant, property and equipment...............................        (470)          (450)        (8,058)
Intangible assets...........................................          --        (14,262)      (165,160)
Deferred income taxes.......................................          --             --         45,893
Other noncurrent assets.....................................          --             --           (595)
Cost in excess of net assets of company acquired............        (755)       (19,512)      (160,121)
Disposition of assets.......................................       4,490             --             --
Acquisition related costs and expenses......................          --          2,041          9,579
                                                                --------       --------       --------
  Net cash used in investing activities.....................      (8,021)       (35,668)      (269,597)
                                                                --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Capital contribution (return of capital)..................          --         15,000        108,775
  Net borrowing on revolving credit facility................       9,800          8,500             --
  Issuance of notes, net of fees and expenses of $6,252 in
    1997....................................................          --         (1,526)       168,748
  Assumption of affiliate note in connection with
    acquisition.............................................          --             --         32,000
  Repayment of affiliate note...............................          --             --        (32,000)
  Note payable assumed in connection with acquisition.......          --             --         31,500
  Repayment of note payable.................................          --             --        (31,500)
                                                                --------       --------       --------
  Net cash provided by financing activities.................       9,800         21,974        277,523
                                                                --------       --------       --------
  Net increase (decrease) in cash...........................       1,084         (8,448)         8,962

CASH, beginning of period...................................         514          8,962             --
                                                                --------       --------       --------
CASH, end of period.........................................    $  1,598       $    514       $  8,962
                                                                ========       ========       ========
SUPPLEMENTAL DISCLOSURES:
  Cash paid during the period:
    Income taxes............................................    $    120       $    280       $     --
                                                                ========       ========       ========
    Interest................................................    $ 18,028       $ 17,039       $  1,954
                                                                ========       ========       ========

The accompanying notes to consolidated financial statements are an integral part of these statements.

                          AMERICAN LAWYER MEDIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997

1. ORGANIZATION AND OPERATIONS

    American Lawyer Media, Inc. (the "Company") is a wholly-owned subsidiary of American Lawyer Media Holdings, Inc. (formerly Cranberry Partners, LLC ("Cranberry")).

    Cranberry, a Delaware limited liability company, was formed on August 1, 1997. On August 27, 1997 (the "ALM Acquisition Closing"), Cranberry acquired substantially all of the assets and liabilities of American Lawyer Media, L.P. ("Old ALM") for $63,000,000 ("ALM Acquisition"). The acquisition was effective retroactive to July 31, 1997. As of the ALM Acquisition Closing, all of the membership interests of Cranberry were held by W.P. Management Partners, LLC on behalf of U.S. Equity Partners, L.P. and certain of its affiliates. Old ALM was a publisher of legal publications, which included primarily THE AMERICAN LAWYER, CORPORATE COUNSEL MAGAZINE, AMLAW TECH, THE CONNECTICUT LAW TRIBUNE, LEGAL TIMES, NEW JERSEY LAW JOURNAL, THE RECORDER, TEXAS LAWYER, FULTON COUNTY DAILY REPORT, and MIAMI DAILY BUSINESS REVIEW. In addition, Old ALM operated Counsel Connect, a membership-based online service exclusively for lawyers and legal professionals.

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

    On November 26, 1997, Cranberry was merged with and into ALM Capital Corp. (a Delaware corporation), and ALM Capital Corp. was simultaneously renamed American Lawyer Media Holdings, Inc. ("Holdings"). Also on November 26, 1997, ALM Holdings, LLC was merged with and into ALM Capital Corp. II (a Delaware corporation), and ALM Capital Corp. II was simultaneously renamed American Lawyer Media, Inc. The Company's operations are based in New York with regional offices in nine states and the District of Columbia.

    In December 1997, Holdings received capital contributions from its stockholders, Wasserstein & Co., Inc., U.S. Equity Partners L.P. and U.S. Equity Partners (Offshore) L.P., totaling $75 million. On December 22, 1997, Holdings issued $35 million of 12.25% Senior Discount Notes in an offering under Rule 144A promulgated under the Securities Act of 1933, as amended (the "Act"). Simultaneously, Holdings contributed capital of $108.8 million to the Company. Also on December 22, 1997, the Company issued $175 million of 9.75% Senior Notes in an offering under Rule 144A promulgated under the Act. The Company used a portion of the capital and the proceeds from the Company's 144A offering to acquire all of the outstanding capital stock of National Law Publishing
Company, Inc. (a Delaware corporation) ("Old NLP") for approximately
$203 million (the "NLP Acquisition") through a wholly-owned subsidiary, NLP Acquisition Co., Inc., (a New York corporation) ("Acquisition"). Old NLP was then, on December 22, 1997, merged with and into Acquisition with Acquisition surviving. Subsequent to the merger, Acquisition was renamed National Law Publishing Company, Inc. ("NLP"). At the closing of the NLP Acquisition, all intellectual property of NLP and its subsidiaries was transferred to NLP IP Company, a wholly-owned subsidiary of NLP. Old NLP was a publisher of legal publications, which include NEW YORK LAW JOURNAL, THE NATIONAL LAW JOURNAL and LAW TECHNOLOGY NEWS. In addition, Old NLP operated Law Journal EXTRA!, a

                          AMERICAN LAWYER MEDIA, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

1. ORGANIZATION AND OPERATIONS (CONTINUED) membership-based Internet service for lawyers and legal professionals, publishes legal text and provides seminars targeted at the U.S. legal community.

    On April 2, 1998, the Board of Directors authorized Holdings to issue shares of Holdings' $.01 par value per share common stock to U.S. Equity Partners, L.P., in consideration of payment by U.S. Equity Partners, L.P. of $15,000,000.

    On December 29, 1998, the Company enacted an internal plan of reorganization (the "Plan") approved by a subcommittee of Holdings' Board of Directors appointed by the Board of Directors at its quarterly meeting on November 9, 1998. Pursuant to the Plan, Holdings and its subsidiaries entered into the following transactions: (i) ALM, LLC merged with and into The New York Law Publishing Company, a New York corporation, and a wholly-owned indirect subsidiary of Holdings ("NYLP"), with NYLP surviving; (ii) ALM IP, LLC merged with and into NLP IP Company, with NLP IP Company surviving; (iii) ALM Counsel Connect, Inc. merged with and into Counsel Connect, LLC, with Counsel Connect LLC surviving; (iv) ALM formed a new, wholly-owned subsidiary, Professional On-Line, Inc., a Delaware corporation ("POL"); (v) Counsel Connect LLC merged with and into POL with POL surviving; (vi) Law Journal Extra, Inc., a New York corporation, and a wholly-owned indirect subsidiary of Holdings, merged with and into POL with POL surviving; and (vii) LegalTech, LLC, a Delaware limited liability company, and a wholly-owned indirect subsidiary of Holdings, merged with and into NYLP with NYLP surviving.

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

    On July 21, 1999, the Company transferred all of its and its subsidiaries' Internet and electronic commerce business to Professional On-Line, Inc. ("POL"). On July 24, 1999, POL was recapitalized by creating a class of 12.25% preferred stock, par value $0.01 (the "POL Preferred Stock"), in addition to the class of Common Stock, par value $0.01 per share, previously authorized (the "POL Common Stock"). On July 27, 1999, the Company sold all of the issued and outstanding POL Common Stock to Law.com, Inc. (f/ k/a Law.com Acquisition Corp.) ("Law.com") for $1.0 million in cash and the Company retained all of the issued and outstanding POL Preferred Stock. In December 1999, Law.com redeemed all of the 12.25% preferred stock for $3.75 million plus accrued dividends. Law.com is a web destination for legal information, e-commerce and e-services. Under a cross-licensing agreement, the Company will continue to provide content and editorial direction for Law.com. Law.com is owned by substantially the same investors that own the Company, including Wasserstein & Co., Inc., U.S. Equity Partners, L.P., and U.S. Equity Partners (Offshore) L.P.

                          AMERICAN LAWYER MEDIA, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

2. ACQUISITIONS

    Pursuant to an Asset Purchase Agreement dated as of March 3, 1998, among Corporate Presentations, Inc., its sole stockholder and LegalTech, LLC, a wholly-owned indirect subsidiary of American Lawyer Media, Inc., LegalTech, LLC agreed to purchase substantially all of the assets and assume certain of the liabilities of Corporate Presentations, Inc., for approximately $10.8 million (the "LegalTech Acquisition"). Approximately $11.3 million was recorded as goodwill for the excess purchase price over the net liabilities acquired. Corporate Presentations, Inc. is a producer of trade shows and conferences for the legal community. For advisory services rendered to the Company (as defined below) in connection with the LegalTech Acquisition, the Company paid WP Management Partners, LLC ("WPMP"), an affiliate of Holdings, a fee of 1% of the purchase price of the LegalTech Acquisition.

    On April 22, 1998, effective as of April 1, 1998, the Company consummated the acquisition of substantially all of the legal publishing-related assets and assumed certain liabilities of Legal Communications, Ltd ("LCL") for an aggregate purchase price of approximately $20.1 million (the "LCL Acquisition"). The excess purchase price over the net liabilities acquired was allocated
$6.3 million to goodwill and $14.3 million to identified intangibles based upon the appraisal done. LCL is a publisher of regional legal publications. For advisory services rendered to the Company in connection with the LCL Acquisition, the Company paid WPMP a fee of 1% of the purchase price of the LCL Acquisition.

    The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the LegalTech Acquisition and the LCL Acquisition had occurred on January 1, 1998 (in thousands):

                                                             FOR THE YEAR ENDED
                                                             DECEMBER 31, 1998
                                                             ------------------
Net revenues...............................................       $125,569
Net loss...................................................       $(14,496)

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

    On November 22, 1999, effective December 1, 1999, the Company consummated the acquisition of all of the assets, properties and rights of Houston Trial Reports, Inc. and Blue Sheet Publications, Inc. (collectively, "Blue Sheet") for an aggregate purchase price of $750,000 (the "Blue Sheet Acquisition"). Blue Sheet publishes regional and statewide publications which serve the legal community and provides legal research through in-house and on-line facilities.

    The LegalTech Acquisition, the LCL Acquisition, the DLM Acquisition and the Blue Sheet Acquisition have been accounted for under the purchase method of accounting and the results of operations of the acquired businesses have been included in the financial statements since the effective dates of the respective acquisitions. The excess of the purchase price over net assets acquired was allocated to goodwill.

                          AMERICAN LAWYER MEDIA, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

2. ACQUISITIONS (CONTINUED)
In the accompanying consolidated statements of operations, the excess of purchase price over net assets acquired is being amortized over fifteen years.

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

                        DECEMBER 31, 1999, 1998 AND 1997

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Internet services revenues consist primarily of revenues from subscriptions and advertising. Internet subscription income is recognized on a pro-rata basis over the life of a subscription, generally one year. Internet advertising revenues are recognized upon the release of an advertisement on the website.

DEFERRED SUBSCRIPTION INCOME

    Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of $3,128,600 and $2,602,000 at December 31, 1999 and 1998,
respectively, are included in accounts receivable in the accompanying consolidated balance sheet.

ADVERTISING AND PROMOTION COSTS

    Advertising and promotion expenditures totaled approximately $11.0 million and $6.2 million for the years ended December 31, 1999 and 1998, respectively. These are expensed as the related advertisement or campaign is released.

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

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost, with the exception of fixed assets acquired as part of the Acquisitions, which are stated at approximate fair market value as of the date of the acquisitions. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated remaining useful lives of the assets acquired as part of the Acquisitions. Assets purchased after the Acquisitions are depreciated using the straight-line method over the following estimated useful lives:

Buildings...................................................  25 years
Furniture, machinery and equipment..........................  5-9 years
Computer equipment and software.............................  3-6 years

    Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life.

                          AMERICAN LAWYER MEDIA, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
GOODWILL

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

SALES OF SUBSIDIARY STOCK

    The Company has elected to treat gains and losses on the sales of subsidiary stock as equity transactions. Therefore, the sale of Law.com has been reflected this way in the accompanying financial statements.

RECLASSIFICATIONS

    Certain amounts have been reclassified to conform with the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

    ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS No. 133") Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions that require hedge accounting.

    In June 1999, the Financial Accounting Standards Board delayed the required adoption of SFAS No. 133 to be effective for fiscal years beginning after June 15, 2000. The Company is currently evaluating the impact that SFAS No. 133 will have on the Company's consolidated financial position and results of operations.

4. SHUTDOWN OF COUNSEL CONNECT

    The Company had operated Counsel Connect, a major legal Internet site, since 1993. Counsel Connect operated as a subscription based service offering users the opportunity to exchange legal information such as court opinions, insights about judges and legal opinions and special written work. The

                          AMERICAN LAWYER MEDIA, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

4. SHUTDOWN OF COUNSEL CONNECT (CONTINUED)
Company, through Counsel Connect, provided general Internet access (as an "Internet service provider") to its subscribers.

    During 1998, the Company essentially completed its shutdown of Counsel Connect and migrated its customers to Law News Network. The 1997 accompanying statement of operations includes a provision of $3,000,000 related to the shutdown of Counsel Connect to cover severance costs, uncollectible receivables, writedown of computer and network equipment and termination of contracts related to network services which provided Internet access. Through December 31, 1999, approximately $3.0 million was charged against the reserve established in 1997 for the costs listed above.

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

    The reconciliation between the provision for income taxes and the amount computed by applying the statutory federal income tax rate to loss before income taxes is as follows (in thousands):

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 1999   DECEMBER 31, 1998   DECEMBER 31, 1997
                                               -----------------   -----------------   -----------------
Federal statutory income taxes...............      $(10,321)            $(6,506)            $(2,582)
Permanent differences (principally goodwill
  and intangible amortization)...............         6,083               2,680                 194
State and local income taxes.................            --                  --                (456)
Other........................................            --                  --                (126)
Valuation allowance..........................         1,160                 423               2,970
                                                   --------             -------             -------
                                                   $ (3,078)            $(3,403)            $    --
                                                   ========             =======             =======

    The Company had a deferred tax liability of $38,182 and $43,834 at December 31, 1999 and 1998, respectively. These deferred income tax liabilities primarily relate to the identified intangibles from the NLP Acquisition which were recorded at the acquisition date as an increase in goodwill. The liability was calculated on the identified intangibles from the NLP Acquisition using the effective tax rate of the Company.

    The Company has recorded a 100% valuation allowance against its net deferred tax assets consisting primarily of net operating losses. The valuation allowance was provided as management cannot be sure of when or if they will be able to utilize these net operating losses.

                          AMERICAN LAWYER MEDIA, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

6. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at December 31 (in thousands):

                                                               1999       1998
                                                             --------   --------
Land.......................................................  $   207     $  207
Buildings and improvements.................................    5,214      2,826
Furniture, machinery, and equipment........................    5,059      2,793
Computer equipment and software............................   10,450      4,761
                                                             -------     ------
                                                              20,930     10,587
Accumulated depreciation and amortization..................   (5,912)    (3,441)
                                                             -------     ------
Net property, plant and equipment..........................  $15,018     $7,146
                                                             =======     ======

7. INTANGIBLE ASSETS

    Intangible assets consisted of the following at December 31 (in thousands):

                                                1999       1998        USEFUL LIVES
                                              --------   --------   ------------------
Advertiser commitments......................  $    880   $    880        6 months
Trademarks..................................    86,248     87,678        20 years
Customer and subscriber lists...............    72,832     76,872       5-17 years
Non-compete agreements......................    13,992     13,992        3 years
                                              --------   --------
                                               173,952    179,422
Accumulated amortization....................   (24,121)   (13,579)
                                              --------   --------
Net intangible assets.......................  $149,831   $165,843
                                              ========   ========

8. OTHER CURRENT ASSETS

    Other current assets consisted of the following at December 31 (in thousands):

                                                                1999       1998
                                                              --------   --------
Prepaid expenses............................................   $1,182     $1,235
Other.......................................................    1,390        126
                                                               ------     ------
Total.......................................................   $2,572     $1,361
                                                               ======     ======

9. RELATED PARTY TRANSACTIONS

    In July 1999, the Company sold the common stock of its wholly-owned subsidiary, Professional On-Line, Inc., which held the Company's Internet business, to Law.com for $1 million in cash and the Company retained a preferred stock, with a face amount of $3.75 million. The preferred stock was redeemed prior to December 31, 1999 for $3.75 million plus preferred dividends. On
March 28, 2000, the Company sold its business constituting THE DAILY DEAL and CORPORATE CONTROL ALERT to TDD, L.L.C. The stockholders of Law.com and TDD, L.L.C. include substantially all of the stockholders of Holdings. See
Note 14--Subsequent Events.

    In connection with the sale of the Company's Internet business to Law.com, the Company entered into an exclusive five-year license with Law.com granting Law.com the right to publish all Company content in electronic or digital format. See Note 1--Organization and Operations.

                          AMERICAN LAWYER MEDIA, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

9. RELATED PARTY TRANSACTIONS (CONTINUED)

    The Company believes that the transactions referred to in the preceding paragraphs were effected on arms-length terms and conditions.

    The Company and CourtRoom Television Network ("CourtTV"), an affiliate of Old ALM's general partner, shared certain administrative resources and employees in 1997 only. In addition, the Company had advertising revenue from Court TV under an agreement made by the former owner of Old ALM. This agreement was terminated in October 1997. The cost associated with Court TV employees who devoted a portion of their time to the Company's activities was charged to the Company based on an estimate of the time spent on such activities. These charges amounted to $99,191, while the revenue was $44,730 for the five months ended December 31, 1997. In addition, the Company had a receivable from CourtTV of $0 and $118,500 at December 31, 1999 and 1998 respectively, reflected in accounts receivable on the accompanying balance sheets.

    Approximately $5,250,000 of financing costs related to the Senior Notes, as defined in Note 12, were paid to Wasserstein Perella, an affiliate of the Company. In addition, approximately $4,150,000 of acquisition related fees and expenses were paid to Wasserstein Perella. In 1999, $260,000 in fees relating to the sale of the Company's Internet business to Law.com were paid to Wasserstein & Co., Inc.

    Included in other current assets on the accompanying balance sheets is a net receivable due from Holdings of $555,300 and $447,800 at December 31, 1999 and 1998, respectively, resulting from various intercompany transactions.

10. COMMITMENTS AND CONTINGENCIES

    Rent expense, including payments of real estate taxes, insurance and other expenses required under certain leases, amounted to approximately $3,685,000, $3,580,000 and $783,000 for the years ended December 31, 1999 and 1998 and the five months ended December 31, 1997. This amount includes the monthly rent payments for corporate headquarters discussed below.

    At December 31, 1999, minimum rental commitments under noncancellable leases were as follows (in thousands):

                                                    REAL ESTATE    OTHER      TOTAL
                                                    -----------   --------   --------
2000..............................................    $ 5,579       $160     $ 5,739
2001..............................................      5,525        129       5,654
2002..............................................      5,025         92       5,117
2003..............................................      5,005         18       5,023
2004 and thereafter...............................     24,743         17      24,760
                                                      -------       ----     -------
                                                      $45,877       $416     $46,293
                                                      =======       ====     =======

    Certain of the leases provide for free rent periods as well as rent escalations. The rental commitments above represent actual rental payments to be made. The financial statements reflect rent expense and rental income on a straight-line basis over the terms of the leases. Approximately $2,665,000 and $1,924,000, representing accrued pro rata future payments, net of receipts, is included in other noncurrent liabilities in the accompanying balance sheets as of December 31, 1999 and 1998, respectively.

                          AMERICAN LAWYER MEDIA, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

10. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The Company is involved in a number of legal proceedings, some of which are significant, which arose in the ordinary course of business. In the opinion of management, the ultimate outcome of these contingencies is not expected to have a material adverse effect on the Company's financial position or results of operations.

    The Company has letters of credit outstanding totaling approximately $1,121,000 and $983,000 for security deposits on its corporate office space as of December 31, 1999 and 1998, respectively.

11. EMPLOYEE BENEFITS

    NLP has a 401(k) profit sharing plan (the "NLP Plan") for all eligible employees who have completed one year of service. Under the NLP Plan, NLP has the option of making a matching contribution of up to 3% of a participant's compensation. NLP may also annually contribute additional discretionary amounts to participants. For the years ended December 31, 1999 and 1998 and the five months ended December 31, 1997, NLP did not make any matching discretionary contributions to the NLP Plan. In addition, approximately twenty NLP employees are covered by certain defined contribution retirement plans sponsored by the Typographical Union. NLP made contributions to these retirement plans of $0, $11,719 and $0 for the years ended December 31, 1999, 1998 and the five months ended December 31, 1997, respectively.

    ALM, LLC sponsored a 401(k) salary deferral plan (the "ALM Plan") which was transferred to the Company upon the Acquisitions. Participation in the ALM Plan is available for substantially all Company employees. The ALM Plan provides for employer matching of employees' contributions, as defined. The cost of the ALM Plan for the years ended December 31, 1999 and 1998 and the five months ended December 31, 1997 was $606,979, $276,400 and $137,400, respectively.

    ALM, LLC also sponsored a defined benefit plan covering substantially all ALM, LLC and Counsel Connect, LLC employees. This plan was frozen effective December 31, 1997, resulting in an insignificant curtailment gain.

    Pension benefits for 1999, 1998 and 1997 for the ALM Plan consist of the following (in thousands):

                                                      1999       1998       1997
                                                    --------   --------   --------
CHANGE IN PROJECTED BENEFIT OBLIGATION
Projected Benefit Obligation, at beginning of
  year............................................  $ 3,546    $ 3,424    $ 3,518
Service Cost......................................       --         --        174
Interest Cost.....................................      238        226        101
Actuarial (gain)/loss.............................      (12)       (82)       682
Benefits paid.....................................     (125)       (22)       (11)
Curtailments......................................       --         --     (1,040)
                                                    -------    -------    -------
Projected Benefit Obligation, at end of year......  $ 3,647    $ 3,546    $ 3,424
                                                    =======    =======    =======

                          AMERICAN LAWYER MEDIA, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

11. EMPLOYEE BENEFITS (CONTINUED)

                                                      1999       1998       1997
                                                    --------   --------   --------
CHANGE IN PLAN ASSETS
Fair value of assets, at beginning of year........  $ 3,225    $ 2,613    $ 2,253
Actual return on plan assets......................      178        534        312
Employer contributions............................       --        100         59
Benefits paid.....................................     (125)       (22)       (11)
                                                    -------    -------    -------
Fair value of assets, at end of year..............  $ 3,278    $ 3,225    $ 2,613
                                                    =======    =======    =======
FUNDED STATUS
Projected Benefit Obligation......................  $(3,647)   $(3,546)   $(3,424)
Fair value of plan assets.........................    3,278      3,225      2,613
Unrecognized net actuarial (gain)/loss............     (278)      (382)        --
                                                    -------    -------    -------
Accrued benefit cost..............................  $  (647)   $  (703)   $  (811)
                                                    =======    =======    =======
COMPONENTS OF NET PERIODIC PENSION COST
Service Cost......................................  $    --    $    --    $   174
Interest Cost.....................................      237        226        101
Expected return on plan assets....................     (288)      (237)       (86)
Amortization of unrecognized transition (asset)/
  obligation......................................       --         --         25
Amortization of unrecognized prior service cost...       --         --          4
Amortization of unrecognized net actuarial
  (gain)/loss.....................................       (5)         3         --
Curtailment (gain)/loss...........................       --         --         57
                                                    -------    -------    -------
Net Periodic Pension Cost/(Income)................  $   (56)   $    (8)   $   275
                                                    =======    =======    =======

    In determining the actuarial present value of the projected benefit obligation as of December 31, 1999, 1998 and 1997, the discount rate was 6.75%, and the expected long-term rate of return on assets was 9.00% as of December 31, 1999, 1998 and 1997.

    ALM, LLC also sponsored an Excess Benefit Pension Plan providing a benefit to highly compensated employees in excess of the benefits provided by the tax qualified defined benefit plan. The plan is an unfunded, non-qualified deferred compensation plan. This plan was also frozen as of December 31, 1997.

    The Company sponsors a comprehensive medical and dental insurance plan, which is available to substantially all employees.

12. LONG-TERM DEBT

    On December 22, 1997, the Company issued $175,000,000 of 9.75% senior notes ("Senior Notes") due December 15, 2007. The Senior Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 (beginning June 15, 1998) of each year. The Senior Notes are unsecured general obligations of the Company and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of the Company's existing and future subsidiaries. Separate financial statements of, and other disclosures concerning, the Guarantors are not included herein because of the Guarantors' full and unconditional guarantee of the Senior Notes and management's determination that separate financial statements and other disclosures concerning the Guarantors are not material and would not

                          AMERICAN LAWYER MEDIA, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

12. LONG-TERM DEBT (CONTINUED)
provide any additional meaningful disclosure. The Senior Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that include accrued and unpaid interest as well as any existing liquidating damages. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its Subsidiaries, the payment of dividends and other restricted payments by the Company and its Subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs, totaling $7,236,000, have been capitalized in 1998 and are being amortized over the term of the Senior Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

    On March 25, 1998, Holdings and the Company entered into a Credit Agreement with various banks that has a combined revolving commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Financial costs associated with the Revolving Facility have been capitalized and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by Holdings and by all subsidiaries of the Company. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by Holdings of all of the stock of the Company. The Revolving Credit Facility bears interest at a fluctuating rate determined by reference to
(i) the Base Rate plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar Rate plus a margin ranging from 1.25% to 2.5% as the case may be. The applicable margin is based on the Company's total consolidated leverage ratio. The Base Rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar Rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market account in an aggregate principal amount approximately equal to the amount of the loan made to the Company and (ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. The Company is also required to pay customary fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility includes both affirmative and negative covenants that include meeting certain financial ratios.

    On April 26, 1999, Holdings and the Company amended the Revolving Credit Facility, effective as of March 29, 1999. This amendment limits the Company's ability to borrow in excess of $20,000,000 under the Revolving Credit Facility until certain ratios are achieved. This amendment also adjusted certain covenants contained in the original Revolving Credit Facility.

    Effective July 20, 1999, the Revolving Credit Facility was further amended to provide for the sale of the Company's Internet business to Law.com (described below) and to modify certain debt covenants. On March 8, 2000 (effective
March 28, 1999), the Revolving Credit Facility was further amended to modify certain of the covenants, permit the proposed transaction described below under
Note 14--Subsequent Events and to increase the borrowing limit described above from $20 million to $22.5 million.

    At December 31, 1999, the unused commitment was approximately $21,700,000, of which 1,700,000 is available in accordance with the April 26, 1999 Revolving Credit Facility amendment. The available balance under the unused commitment is further reduced by any letters of credit outstanding of which

                          AMERICAN LAWYER MEDIA, INC.

                        DECEMBER 31, 1999, 1998 AND 1997

12. LONG-TERM DEBT (CONTINUED)
totaled $1,121,000 at December 31, 1999. A 10% increase in the average rate in the Revolving Credit Facility during 1999 would have increased the Company's net loss to approximately $26,506,000.

13. FASB 107--FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. The Company believes that the carrying amount for these accounts approximates fair value.

14. SUBSEQUENT EVENTS

    On March 28, 2000, the Company sold the business of the Company and certain of the Company's wholly-owned subsidiaries constituting THE DAILY DEAL and CORPORATE CONTROL ALERT (the "Business") to TDD, L.L.C., a newly formed limited liability company (the "Purchaser") owned by substantially all of the same stockholders as Holdings. The consideration for the sale was $7.5 million in cash and $2.5 million face amount of a membership interest in the Purchaser with a preferred return (the "Preferred Membership Interest"). In addition, the Purchaser will pay the Company the aggregate amount of operating losses incurred by the Company in connection with the operation of the Business for the month of March 2000. The Preferred Membership Interest accretes at 12.25% compounded annually, is convertible into 3.0% of the common equity of the Purchaser, has anti-dilution protection for dividends in the form of additional equity interests, combinations, splits and reclassifications and has anti-dilution protection up to the first $25.0 million of equity capital including the Preferred Membership Interest issued by the Purchaser.

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

                                          ARTHUR ANDERSEN LLP

New York, New York
November 20, 1997

                          AMERICAN LAWYER MEDIA, L.P.

                                 BALANCE SHEET

                                 JULY 31, 1997

                                 (IN THOUSANDS)

                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    615
  Accounts receivable, net of allowance for doubtful
    accounts of $1,661......................................     5,726
  Due from affiliate........................................       390
  Inventories, net..........................................       399
  Other current assets......................................       557
                                                              --------
    Total current assets....................................     7,687
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $7,354....................................     5,594
INTANGIBLE ASSETS, net of accumulated amortization of
  $20,665...................................................     4,488
GOODWILL, net of accumulated amortization of $247...........     1,057
OTHER ASSETS................................................       156
                                                              --------
    Total assets............................................  $ 18,982
                                                              ========

       LIABILITIES AND PARTNERS' ACCUMULATED DEFICIT
CURRENT LIABILITIES:
  Accounts payable..........................................  $    744
  Accrued expenses..........................................     4,745
  Deferred income (including deferred subscription income of
    $7,466).................................................     8,093
                                                              --------
    Total current liabilities...............................    13,582
DUE TO GENERAL PARTNER......................................    34,742
                                                              --------
    Total liabilities.......................................    48,324
COMMITMENTS AND CONTINGENCIES (Note 7) PARTNERS' ACCUMULATED
  DEFICIT...................................................   (29,342)
                                                              --------
    Total liabilities and partners' accumulated deficit.....  $ 18,982
                                                              ========

  The accompanying notes to financial statements are an integral part of this balance sheet.

                          AMERICAN LAWYER MEDIA, L.P.

                        STATEMENT OF OPERATIONS (NOTE 3)

                    FOR THE SEVEN MONTHS ENDED JULY 31, 1997

                                 (IN THOUSANDS)

NET REVENUES:
  Periodicals
    Advertising.............................................  $18,146
    Subscription............................................    6,719
  Ancillary Products and Services...........................    4,532
  Internet Services.........................................    2,148
                                                              -------
      Total net revenues....................................   31,545
                                                              -------
OPERATING EXPENSES:
  Editorial.................................................    4,023
  Production and Distribution...............................    6,919
  Selling...................................................    4,640
  General and Administrative................................    9,531
  Internet Services.........................................    6,464
  Depreciation and Amortization.............................    1,590
                                                              -------
      Total operating expenses..............................   33,167
                                                              -------
      Operating loss........................................   (1,622)

INTEREST EXPENSE, net.......................................    1,420
                                                              -------
    Net loss (Note 3).......................................  $(3,042)
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

                          AMERICAN LAWYER MEDIA, L.P.

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                            AND ACCUMULATED DEFICIT

                    FOR THE SEVEN MONTHS ENDED JULY 31, 1997

                                 (IN THOUSANDS)

                                                     CONTRIBUTED                          PARTNERS'
                                                       CAPITAL     EARNINGS/LOSSES   ACCUMULATED DEFICIT
                                                     -----------   ---------------   -------------------
BALANCE AT DECEMBER 31, 1996.......................    $31,677        $(57,977)            $(26,300)
  Net loss.........................................         --          (3,042)              (3,042)
                                                       -------        --------             --------
BALANCE AT JULY 31, 1997...........................    $31,677        $(61,019)            $(29,342)
                                                       =======        ========             ========

  The accompanying notes to financial statements are an integral part of this statement.

                          AMERICAN LAWYER MEDIA, L.P.

                            STATEMENT OF CASH FLOWS

                    FOR THE SEVEN MONTHS ENDED JULY 31, 1997

                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(3,042)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization...........................    1,590
    Interest expense........................................    1,420
    Allowance for doubtful accounts.........................      304
    Decrease (increase) in--
      Accounts receivable and due from affiliate............    1,057
      Inventories...........................................      121
      Other current assets..................................      (21)
      Other assets..........................................      (56)
    Increase (decrease) in--
      Accounts payable......................................   (1,137)
      Accrued expenses......................................     (998)
      Deferred income.......................................       85
                                                              -------
        Total adjustments...................................    2,365
                                                              -------
      Net cash used in operating activities.................     (677)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (1,971)
                                                              -------
        Net cash used in investing activities...............   (1,971)
                                                              -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings from general partner.......................    3,173
                                                              -------
    Net cash provided by financing activities...............    3,173
    Net increase in cash....................................      525
CASH, beginning of period...................................       90
                                                              -------
CASH, end of period.........................................  $   615
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

Machinery and equipment.....................................  5 years
Buildings...................................................  25 years
Furniture and fixtures......................................  5 years
Computer equipment and software.............................  3-5 years

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

                          AMERICAN LAWYER MEDIA, L.P.

                                 JULY 31, 1997

4. PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consisted of the following at July 31, 1997 (in thousands):

Machinery and equipment.....................................  $10,323
Buildings and improvements..................................    1,430
Furniture and fixtures......................................      823
Land........................................................      300
Automobiles.................................................       72
                                                              -------
                                                               12,948
Accumulated depreciation and amortization...................   (7,354)
                                                              -------
  Net property, plant and equipment.........................  $ 5,594
                                                              =======

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

                          AMERICAN LAWYER MEDIA, L.P.

                                 JULY 31, 1997

7. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Minimum rental commitments under noncancellable leases as of July 31, 1997 were as follows (in thousands):

                                                      SUBLEASE
                                        REAL ESTATE    INCOME     OTHER      TOTAL
                                        -----------   --------   --------   --------
1997..................................    $  1,450    $   (650)  $    28    $   828
1998..................................       3,161      (1,443)       70      1,788
1999..................................       3,094      (1,473)       59      1,680
2000..................................       3,087      (1,473)       44      1,658
2001..................................       2,906      (1,473)       33      1,466
2002 and thereafter...................      17,424     (10,823)        5      6,606
                                          --------    --------   -------    -------
                                          $ 31,122    $(17,335)  $   239    $14,026
                                          ========    ========   =======    =======

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

    The Company has a defined benefit plan covering substantially all employees. The Company's general funding policy is to contribute annual amounts that satisfy the Internal Revenue Code funding requirements. The components of net periodic pension cost for the year ended December 31, 1996 were as follows (in thousands):

Service cost................................................  $361,216
Interest cost on projected benefit obligation...............   188,428
Actual return on assets.....................................  (260,515)
Net amortization and deferral...............................   178,602
                                                              --------
                                                              $467,731
                                                              ========

                          AMERICAN LAWYER MEDIA, L.P.

                                 JULY 31, 1997

8. EMPLOYEE BENEFITS (CONTINUED)
    The following table sets forth the funded status of the Company's defined benefit plan and amounts recognized in the balance sheet as of December 31, 1996 (in thousands):

Actuarial present value of benefit obligations:
Vested benefit obligation...................................  $1,756,139
                                                              ----------
Accumulated benefit obligation..............................  $1,988,235
                                                              ----------
Projected benefit obligation................................  $3,031,741
Plan assets at fair value...................................   1,965,782
                                                              ----------
Projected benefit obligation in excess of plan assets.......  $1,065,959
Unrecognized net gain.......................................     155,802
Unrecognized net transition obligation......................    (728,462)
                                                              ----------
Accrued pension liability...................................  $  493,299
                                                              ==========

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

                                          ARTHUR ANDERSEN LLP

New York, New York
April 3, 1998

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                           CONSOLIDATED BALANCE SHEET

                            AS OF DECEMBER 21, 1997

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $    584
  Accounts receivable, net of allowances for doubtful
    accounts and sales returns of $1,014....................     7,402
  Inventories, net..........................................     1,010
  Deferred income taxes.....................................       800
  Other current assets......................................       741
                                                              --------
    Total current assets....................................    10,537
PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation and amortization of $2,250...................     2,544
INTANGIBLE ASSETS, net of accumulated amortization of
  $14,306...................................................   122,351
DEFERRED INCOME TAXES.......................................     2,934
OTHER ASSETS................................................     1,244
                                                              --------
    Total assets............................................  $139,610
                                                              ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  1,522
  Accrued expenses..........................................     1,674
  Deferred income (including deferred subscription income of
    $9,041).................................................     9,545
                                                              --------
    Total current liabilities...............................    12,741
                                                              --------
LONG-TERM DEBT..............................................    59,500
DEFERRED INCOME TAXES.......................................       926
                                                              --------
OTHER NONCURRENT LIABILITIES................................     1,661
                                                              --------
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; 125,000 shares authorized,
    86,609 shares issued and outstanding....................         1
  Paid-in capital...........................................    72,993
  Accumulated (deficit).....................................    (8,212)
    Total stockholders' equity..............................    64,782
                                                              --------
    Total liabilities and stockholders' equity..............  $139,610
                                                              ========

       The accompanying notes are an integral part of this balance sheet

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

         FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH DECEMBER 21, 1997

                                 (IN THOUSANDS)

REVENUES:
Periodicals
  Advertising...............................................  $26,402
  Subscription..............................................    9,504
Ancillary products and services.............................   13,926
Internet services...........................................    1,109
                                                              -------
    Total net revenues......................................   50,941
                                                              -------
OPERATING EXPENSES:
  Editorial.................................................    5,837
  Production and distribution...............................    9,872
  Selling...................................................    8,211
  General and administrative................................    8,722
  Internet services.........................................    1,657
  Depreciation and amortization.............................    7,283
  Special compensation charge...............................    6,926
                                                              -------
    Total operating costs and expenses......................   48,508
                                                              -------
    Operating income........................................    2,433

INTEREST EXPENSE, NET.......................................   (5,137)
                                                              -------
    Loss before income taxes................................   (2,704)

PROVISION FOR INCOME TAXES..................................   (2,508)
                                                              -------
    Net loss................................................  $(5,212)
                                                              =======

         The accompanying notes are an integral part of this statement

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

         FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH DECEMBER 21, 1997

                                 (IN THOUSANDS)

                                             COMMON      PAID-IN    ACCUMULATED   TREASURY
                                              STOCK      CAPITAL     (DEFICIT)     STOCK      TOTAL
                                           -----------   --------   -----------   --------   --------
BALANCE AT DECEMBER 31, 1996.............    $    1      $66,165      $(3,000)    $    --    $63,166
  Contribution from Stockholder..........        --        6,828           --          --      6,828
  Net loss for the period from January 1,
    1997 through December 21, 1997.......        --           --       (5,212)         --     (5,212)
                                             ------      -------      -------     -------    -------
BALANCE AT DECEMBER 21, 1997.............    $    1      $72,993      $(8,212)    $    --    $64,782
                                             ======      =======      =======     =======    =======

         The accompanying notes are an integral part of this statement

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

         FOR THE PERIOD FROM JANUARY 1, 1997 THROUGH DECEMBER 21, 1997

                                 (IN THOUSANDS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $ (5,212)
  Adjustments to reconcile net loss to net cash provided by
    operating activities-
    Depreciation and amortization...........................     7,283
      Decrease in deferred income taxes.....................     1,134
    Special compensation charges............................     6,828
    Changes in operating assets and liabilities- (Increase)
     in accounts receivable.................................      (405)
      (Increase) in inventories.............................      (174)
      Decrease in prepaid expenses and other current
       assets...............................................        37
      Decrease in other assets..............................       317
      (Decrease) in accounts payable and accrued expenses...      (320)
      Increase in deferred income...........................       788
      Increase in other noncurrent liabilities..............     1,016
                                                              --------
        Net cash provided by operating activities...........    11,292
                                                              --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to furniture, equipment and leasehold
    improvements, net of loss on disposal of fixed assets of
    $19.....................................................      (496)
                                                              --------
        Net cash used in investing activities...............      (496)
                                                              --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of debt........................................   (10,800)
                                                              --------
    Net cash used in financing activities...................   (10,800)
                                                              --------
    Net decrease in cash and cash equivalents...............        (4)

CASH AND CASH EQUIVALENTS, beginning of period..............       588
                                                              --------
CASH AND CASH EQUIVALENTS, end of period....................  $    584
                                                              ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for--
    Interest................................................  $  5,528
    Income taxes............................................       341
                                                              ========

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

3. PROPERTY, PLANT AND EQUIPMENT, NET

    The following is a summary of property, plant and equipment at December 21, 1997:

                                              (IN THOUSANDS)   ESTIMATED USEFUL LIVES
                                              --------------   ----------------------
Computer equipment and purchased software...     $ 2,971       6 years
Furniture and office equipment..............       1,210       5 to 9 years
Leasehold improvements......................         613       7 to 10 years
                                                 -------
                                                   4,794
Less--accumulated depreciation and
  amortization..............................      (2,250)
                                                 -------
                                                 $ 2,544
                                                 =======

4. INTANGIBLE ASSETS, NET

    The following is a summary of intangible assets at December 21, 1997:

                                              (IN THOUSANDS)   AMORTIZATION PERIODS
                                              --------------   --------------------
Goodwill....................................    $ 135,519      20 years
Deferred financing costs....................        1,138      7 years
                                                ---------
                                                  136,657
Less--accumulated amortization..............      (14,306)
                                                ---------
                                                $ 122,351
                                                =========

    Total amortization expense of intangibles was approximately $6,709,000 for the period ended December 21, 1997.

5. LONG-TERM DEBT

    Long-term debt was comprised of the following at December 21, 1997:

                                                              (IN THOUSANDS)
                                                              --------------
Revolving credit facilities.................................     $59,500
Less-current portion of revolving credit facilities
  reduction amount..........................................          --
                                                                 -------
                                                                 $59,500
                                                                 =======

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

PERIOD                                                         AMOUNT
------                                                    -----------------
                                                           (IN THOUSANDS)
January 1, 1998 through June 29, 1998...................       $67,000
June 30, 1998 through December 30, 1998.................        63,250
December 31, 1998 through June 29, 1999.................        59,500
June 30, 1999 through December 30, 1999.................        55,250
December 31, 1999 through June 29, 2000.................        51,000
June 30, 2000 through December 30, 2000.................        45,750
December 31, 2000 through June 29, 2001.................        40,500
June 30, 2001 through December 30, 2001.................        33,750
December 31, 2001 through June 29, 2002.................        27,000
June 30, 2002 through final maturity date...............        19,000
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

    The provision for income taxes is comprised of the following for the period from January 1, 1997 to December 21, 1997:

                                                                  AMOUNT
                                                              --------------
                                                              (IN THOUSANDS)
Current-
  Federal...................................................      $1,830
  State and local...........................................         610
                                                                  ------
                                                                   2,440
                                                                  ------
Deferred-
  Federal...................................................          50
  State and local...........................................          18
                                                                  ------
                                                                      68
                                                                  ------
                                                                  $2,508
                                                                  ======

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 21, 1997

6. INCOME TAXES (CONTINUED)
    The reconciliation between the provision for income taxes and the amount computed by applying the statutory Federal income tax rate to loss before income taxes is as follows for the period from January 1, 1997 to December 21, 1997:

                                                                  AMOUNT
                                                              (IN THOUSANDS)
                                                              --------------
Federal statutory income taxes..............................      $ (947)
Permanent differences (principally goodwill amortization)...       2,391
State and local income taxes, net of Federal benefit........         352
Other.......................................................         712
                                                                  ------
                                                                  $2,508
                                                                  ======

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

8. RETIREMENT PLANS

    The Company has a 401(k) profit sharing plan (the "Plan") for all eligible employees who have completed one year of service. Under the Plan, the Company has the option of making a matching contribution of up to 3% of a participant's compensation. The Company may also annually contribute

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 21, 1997

8. RETIREMENT PLANS (CONTINUED)
additional discretionary amounts to participants. For the period ended December 21, 1997, the Company did not make any matching discretionary contributions to the Plan.

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

9. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company leases office space under non-cancelable operating leases which expire at various dates through October 2008. At December 21, 1997, the future minimum payments due under these leases, net of sublease income are as follows:

YEARS ENDING DECEMBER 31,                                 AMOUNT (IN THOUSANDS)
-------------------------                                 ---------------------
1998....................................................         $ 1,093
1999....................................................           1,173
2000....................................................           1,177
2001....................................................           1,177
Thereafter..............................................           8,611
                                                                 -------
                                                                 $13,231
                                                                 =======

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

                     NATIONAL LAW PUBLISHING COMPANY, INC.

                               DECEMBER 21, 1997

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                                                       Director, President and Chief
                /s/ WILLIAM L. POLLAK                    Executive Officer
     -------------------------------------------         (Principal Executive          March 30, 2000
                  William L. Pollak                      Officer)

                                                       Vice President and
                 /s/ LESLYE G. KATZ                      Chief Financial Officer
     -------------------------------------------         (Principal Financial Officer  March 30, 2000
                   Leslye G. Katz                        and Principal Accounting
                                                         Officer)

                /s/ BRUCE WASSERSTEIN
     -------------------------------------------       Chairman of the Board of        March 30, 2000
                  Bruce Wasserstein                      Directors

                  /s/ ANUP BAGARIA
     -------------------------------------------       Director, Vice President        March 30, 2000
                    Anup Bagaria

                  /s/ BRUCE BARNES
     -------------------------------------------       Director                        March 30, 2000
                    Bruce Barnes

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ MICHAEL J. BIONDI
     -------------------------------------------       Director                        March 30, 2000
                  Michael J. Biondi

                 /s/ ROBERT C. CLARK
     -------------------------------------------       Director                        March 30, 2000
                   Robert C. Clark

                /s/ DONALD G. DRAPKIN
     -------------------------------------------       Director                        March 30, 2000
                  Donald G. Drapkin

              /s/ JAMES A. FINKELSTEIN
     -------------------------------------------       Director                        March 30, 2000
                James A. Finkelstein

              /s/ ANDREW G.T. MOORE, II
     -------------------------------------------       Director                        March 30, 2000
                Andrew G.T. Moore, II

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
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

       10.4             First Amendment to Credit Agreement, dated as of April 24,
                        1998, among the Company, Holdings, various banks and Bank of
                        America National trust and Savings Association, (ii) Second
                        Amendment to Credit Agreement, dated as of April 26, 1999, among the Company, Holdings, various banks and Bank of
                        America National Trust and Savings Association, Waiver and
                        (iii) Consent and Third Amendment to Credit Agreement, dated as of July 20, 1999, among the Company, Holdings, various
                        banks and Bank of America National Trust and Savings
                        Association, and (iv) Consent and Fourth Amendment to Credit
                        Agreement, dated as of March 8, 2000, the Company, Holdings, various banks and Bank of America National Trust and Savings
                        Association

       10.5*            Employment Agreement dated February 9, 1998 between the
                        Company and William L. Pollak

       EXHIBIT
       NUMBER                                   DESCRIPTION
---------------------                           -----------
       10.6+            License Agreement between the Company and Law.com, Inc.,
                        dated December 13, 1999

       10.7 Stock Purchase Agreement, dated as of July 27, 1999 among the Company, Law.com Acquisition Corp. and Professional On
                        Line, Inc.

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

       24.1             Power of Attorney of the Company (included on Signature
                        Page)

       27.1             Financial Data Schedule

------------------------

* Exhibits are incorporated by reference from the Company's Registration Statement on Form S-4
    (File No. 333-50117).

+ Confidential treatment has been requested for certain portions of this document.

(B) FINANCIAL STATEMENT SCHEDULES

                          AMERICAN LAWYER MEDIA, INC.

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS

    For the Twelve Months Ended December 31, 1999 and the Twelve Months Ended December 31, 1998 (dollars in thousands):

                                                               ADDITIONS
                                                               ---------
                                             CREDIT       CREDIT       DEBIT          DEBIT        CREDIT
                                           ----------   ----------   ----------   -------------   ---------
                                           BALANCE AT   CHARGED TO   CHARGED TO                    BALANCE
                                           BEGINNING    COSTS AND      OTHER                      AT END OF
DESCRIPTION                                OF PERIOD     EXPENSES     ACCOUNTS    DEDUCTIONS(1)    PERIOD
-----------                                ----------   ----------   ----------   -------------   ---------
FOR THE TWELVE MONTHS ENDED DECEMBER 31,
  1998:
  Allowance for doubtful accounts........    $(3,236)     $(1,819)        --         $1,460        $(3,595)

FOR THE TWELVE MONTHS ENDED DECEMBER 31,
  1999:
  Allowance for doubtful accounts........    $(3,595)     $(2,590)        --         $3,427        $(2,758)

------------------------

(1) Represents reversals of the allowance account and write-offs of accounts receivable, net of recoveries.