Form 10-Q
period 2000-03-31
AMERICAN LAWYER MEDIA INC
filed 2000-05-12
CIK 1059498

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Period ended March 31, 2000.
|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                        COMMISSION FILE NUMBER: 333-50117
                           ---------------------------

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

        Registrants telephone number, including area code (212) 779-9200

                           ---------------------------

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









As of May 12, 2000 there were 100 shares of the registrant's Common Stock outstanding.

                                TABLE OF CONTENTS
                                                                            PAGE
PART I

FINANCIAL INFORMATION.........................................................1

      ITEM 1. FINANCIAL STATEMENTS............................................1

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............10

      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK..............................................13
PART II

OTHER INFORMATION............................................................14

      ITEM 1. LEGAL PROCEEDINGS..............................................14

      ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................14

      ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................14

      ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............14

      ITEM 5. OTHER INFORMATION..............................................14

      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................14



                                      (i)

                         INDEX TO FINANCIAL INFORMATION

                                                                           PAGE

Consolidated Financial Statements of American Lawyer Media, Inc.

Consolidated Balance Sheets at March 31, 2000 and December 31, 1999............1

Consolidated Statements of Operations for the Three Months Ended
      March 31, 2000 and 1999..................................................2

Consolidated Statement of Changes in Stockholder's Equity for
      the Three Months Ended March 31, 2000....................................3

Consolidated Statements of Cash Flows for the Three Months
      Ended March 31, 2000 and 1999............................................4

Notes to Consolidated Financial Statements at March 31, 2000.................5-9


                                     (ii)

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           AMERICAN LAWYER MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                               MARCH 31,      DECEMBER 31,
                                                                                2000             1999
                                                                            -------------     ------------
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents ................................................     $     388      $   1,598
Accounts receivable, net of allowance for doubtful accounts and returns of
   $2,893 and $2,758, respectively .......................................        20,121         16,811
Inventories, net .........................................................         1,417          1,449
Other current assets .....................................................         2,884          2,572
                                                                               ---------      ---------
         Total current assets ............................................        24,810         22,430
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and
   amortization of $6,854 and $5,912, respectively .......................        15,183         15,018
INTANGIBLE ASSETS, net of accumulated amortization of $27,034 and $24,121,
   respectively ..........................................................       146,919        149,831
GOODWILL, net of accumulated amortization of $26,951 and $23,937,
   respectively ..........................................................       150,802        153,816
DEFERRED FINANCING COSTS, net of accumulated amortization of $1,877 and
   $1,669, respectively ..................................................         5,901          6,109
OTHER ASSETS .............................................................         3,686          1,210
                                                                               ---------      ---------
       Total assets ......................................................     $ 347,301      $ 348,414
                                                                               =========      =========
                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Accounts payable .........................................................     $   5,746      $   6,792
Accrued expenses .........................................................         9,256         10,912
Accrued interest payable .................................................         5,397          1,185
Deferred income (including deferred subscription income of $17,339 and ...
   $16,380, respectively) ................................................        18,731         17,798
                                                                               ---------      ---------
       Total current liabilities .........................................        39,130         36,687
                                                                               ---------      ---------
LONG TERM DEBT:
Revolving credit facility ................................................        13,300         18,300
Senior notes .............................................................       175,000        175,000
                                                                               ---------      ---------
           Total long term debt ..........................................       188,300        193,300
                                                                               ---------      ---------

DEFERRED INCOME TAXES ....................................................        37,377         38,182
                                                                               ---------      ---------
OTHER NONCURRENT LIABILITIES .............................................         5,917          5,925
                                                                               ---------      ---------

STOCKHOLDER'S EQUITY:
Common stock-$.01 par value; 1,000 shares authorized; 100 issued and
   outstanding at March 31, 2000 and December 31, 1999 ...................            --             --
Paid-in-capital ..........................................................       133,909        123,515
Accumulated deficit ......................................................       (57,332)       (49,195)
                                                                               ---------      ---------
       Total stockholder's equity ........................................        76,577         74,320
                                                                               ---------      ---------
       Total liabilities and stockholder's equity ........................     $ 347,301      $ 348,414
                                                                               =========      =========

     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                           AMERICAN LAWYER MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)


                                               FOR THE THREE MONTHS ENDED
                                                       MARCH 31,
                                           -----------------------------------
                                               2000                   1999
                                           --------------        -------------
NET REVENUES:
Periodicals:
  Advertising .................               $ 21,727                $ 17,973
  Subscription ................                  5,877                   5,647
Ancillary products and services                 11,239                   7,929
Internet services .............                     --                     477
                                              --------                --------
  Total net revenues ..........                 38,843                  32,026
                                              --------                --------
OPERATING EXPENSES:
Editorial .....................                  7,673                   4,883
Production and distribution ...                  8,218                   7,370
Selling .......................                  8,911                   6,060
General and administrative ....                 10,924                   7,343
Internet services .............                     --                   1,263
Depreciation and amortization .                  7,143                   6,503
                                              --------                --------
  Total operating expenses ....                 42,869                  33,422
                                              --------                --------
  Operating loss ..............                 (4,026)                 (1,396)
Interest expense ..............                 (4,930)                 (4,686)
Other income, net .............                     13                      17
                                              --------                --------
  Loss before income taxes ....                 (8,943)                 (6,065)


BENEFIT FOR INCOME TAXES ......                    806                     843
                                              --------                --------
  Net loss ....................               $ (8,137)               $ (5,222)
                                              ========                ========


     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                           AMERICAN LAWYER MEDIA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                               COMMON STOCK        ADDITIONAL
                                          ----------------------    PAID-IN    ACCUMULATED
                                            SHARES     PAR VALUE    CAPITAL     DEFICIT        TOTAL
                                          ---------    ---------   ---------   ---------      --------
BALANCE AT DECEMBER 31, 1999.........           100    $      --   $ 123,515   $ (49,195)     $ 74,320
Gain on sale of business.............            --           --      10,394          --        10,394
Net loss.............................            --           --          --      (8,137)       (8,137)
                                          ---------    ---------   ---------   ---------      --------

BALANCE AT MARCH 31, 2000............           100    $      --   $ 133,909   $ (57,332)     $ 76,577
                                          =========    =========   =========   =========      ========


     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                           AMERICAN LAWYER MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                             FOR THE THREE MONTHS ENDED
                                                                     MARCH 31,
                                                             --------------------------
                                                                 2000          1999
                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ................................................     $(8,137)     $(5,222)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
  Depreciation and amortization .........................       7,143        6,503
  Non-cash interest .....................................         208          208
  (Increase) decrease in:
Accounts receivable, net ................................      (3,310)        (869)
Inventories .............................................          32          336
Other current assets ....................................         627         (351)
Other assets ............................................          22            1
  (Decrease) increase in:
Accounts payable ........................................      (1,044)        (719)
Accrued expenses ........................................      (1,656)         976
Accrued interest payable ................................       4,212        4,261
Deferred income .........................................         987          763
Other noncurrent liabilities ............................        (815)      (2,535)
                                                              -------      -------
  Total adjustments .....................................       6,406        8,574
                                                              -------      -------
  Net cash (used in) provided by operating activities ...      (1,731)       3,352
                                                              -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ....................................      (2,664)      (2,621)
Disposition of businesses:
  Sale of business ......................................       8,185           --
                                                              -------      -------
  Net cash provided by (used in) investing activities ...       5,521       (2,621)
                                                              -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Paydown on revolving credit facility ....................      (5,000)          --
                                                              -------      -------
  Net cash used in financing activities .................      (5,000)          --
                                                              -------      -------
  Net (decrease) increase in cash .......................      (1,210)         731

CASH, beginning of period ...............................       1,598          514
                                                              -------      -------

CASH, end of period .....................................     $   388      $ 1,245
                                                              =======      =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period:
      Income taxes ......................................     $    --      $    55
                                                              =======      =======
      Interest ..........................................     $   550      $   212
                                                              =======      =======

     The accompanying notes to the consolidated financial statements are an integral part of these financial statements.

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1. ORGANIZATION & OPERATIONS

        American Lawyer Media, Inc. (the "Company") is a wholly-owned subsidiary of American Lawyer Media Holdings, Inc. ("Holdings"). The Company is a publisher of primarily legal publications, including THE AMERICAN LAWYER, NEW YORK LAW JOURNAL, THE NATIONAL LAW JOURNAL and CORPORATE COUNSEL. The Company's operations are based in New York with regional offices in nine states, the District of Columbia and London, England.

        In February 2000, the Company restructured its weekly newsletter division by discontinuing publication of four of its weekly newsletters. The Company is continuing to publish IP LAW WEEKLY and E-COMMERCE LAW WEEKLY, which serve reader demand for information in these two growing practice areas.

        On March 28, 2000, the Company sold the business of the Company and certain of the Company's wholly-owned subsidiaries constituting THE DAILY DEAL and CORPORATE CONTROL ALERT (the "Business") to TDD, L.L.C., a newly formed limited liability company (the "Purchaser"), owned by substantially all of the same stockholders as Holdings, including U.S. Equity Partners, L.P. and U.S. Equity Partners (Offshore), L.P. The consideration for the sale was $7.5 million in cash and $2.5 million face amount of a membership interest in the Purchaser (the "Preferred Membership Interest"). The Preferred Membership Interest is included in Other Assets on the March 31, 2000 balance sheet. The Preferred Membership Interest accretes at 12.25% compounded annually and is convertible into 3.0% of the common equity of the Purchaser. In addition, the Purchaser has agreed to pay the Company the aggregate amount of operating losses incurred by the Company in connection with the operation of the Business for the month of March 2000, which operating losses totaled $1.68 million of which $684,000 was paid in March 2000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The consolidated financial statements include the accounts of American Lawyer Media, Inc. and its wholly-owned subsidiaries which, unless the context otherwise requires, are collectively referred to herein as the "Company". Intercompany transactions and balances have been eliminated in consolidation. The 1999 consolidated financial statements include the operations for Professional On-Line, Inc. ("POL"), a wholly-owned subsidiary of the Company that held the Company's Internet business, through July 27, 1999, the date of sale of the common stock of POL to Law.com, Inc. ("Law.com").

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

Concentrations of Credit Risk

        The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company believes it is not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising agents, generally limited due to the large number of customers comprising the Company's customer base. Such legal advertising agents do not have significant liquid net worth and, as a result, the Company is exposed to a certain level of credit concentration risk in this area, for which the Company believes it has adequately provided.

Revenue Recognition

        Periodical advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in the Company's publications. Advertising revenue is recognized upon release of the related publications.

        Periodical subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

        Ancillary products and services revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books and seminar and conference revenues. Printing revenues are recorded upon shipment. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar and conference revenues are recognized when the seminar or conference is held.

Deferred Subscription Income

        Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $3,486,400 and $3,128,600 are included in accounts receivable in the accompanying consolidated March 31, 2000 and December 31, 1999 balance sheets, respectively.

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Advertising and Promotion Expenditures

        Advertising and promotion expenditures, which totaled approximately $2,270,000 and $1,766,000 for the three months ended March 31, 2000 and 1999, respectively, are expensed as the related advertisements or campaigns are released.

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

Buildings...........................  25 years
Furniture, machinery and equipment.. 5-9 years
Computer equipment and software..... 3-6 years

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

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

        Intangible assets represent advertiser commitments, uniform resource locators, trademarks, customer and subscriber lists and non-compete agreements. They are stated at cost less accumulated amortization and are amortized on a straight-line basis over a weighted average useful life of fifteen years.

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

3. DEBT

        On December 22, 1997, the Company issued $175,000,000 of 9.75% Senior Notes (the "Senior Notes") due December 15, 2007. The Senior Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15. The Senior Notes are unsecured general obligations of the Company and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of the Company's existing and future subsidiaries; all of the Company's existing subsidiaries are wholly-owned by the Company. Separate financial statements of, and other disclosures concerning, the Guarantors are not included herein because of the Guarantors' full and unconditional guarantee of the Senior Notes and management's determination that separate financial statements and other disclosures concerning the Guarantors are not material and would not provide any additional meaningful disclosure. The Senior Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs, totaling $7,236,000, have been capitalized in 1998 and are being amortized over the term of the Senior Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

        On March 25, 1998, Holdings and the Company (as the "Borrower") entered into a credit agreement with various banks that established a combined revolving loan commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Financing costs associated with the Revolving Credit Facility have been capitalized and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by Holdings and, on a joint and several basis, by all existing and future subsidiaries of the Company. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by Holdings of all of the stock of the Company. The Revolving Credit Facility bears interest at a fluctuating rate determined by reference to (i) the

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


3. DEBT (CONTINUED)

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

        Effective July 20, 1999, the Revolving Credit Facility was further amended to allow for the sale of the Company's Internet business to Law.com and to modify certain debt covenants. Effective March 28, 2000, the Revolving Credit Facility was further amended to modify certain of the covenants, to permit the sale of the business of the Company and certain of the Company's wholly-owned subsidiaries constituting THE DAILY DEAL and CORPORATE CONTROL ALERT to TDD, L.L.C. and to increase the borrowing limit under the Revolving Credit Facility described above from $20 million to $22.5 million.

        At March 31, 2000, the amount outstanding under the Revolving Credit Facility was $13.3 million. At March 31, 2000, the unused commitment is approximately $26,700,000, of which $9,200,000 is available in accordance with the March 28, 2000 Revolving Credit Facility amendment. The available balance under the unused commitment is further reduced by any letters of credit outstanding, which totaled $1,121,000 at March 31, 2000. A 10% increase in the average rate in the Revolving Credit Facility during the first three months of 2000 would have increased the Company's net loss to approximately $8,170,000.

4. INCOME TAXES

        The federal income tax provision (benefit) was recorded in the accompanying statement of operations, reflecting the fact that the Company files a consolidated return with its parent, Holdings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY, INCLUDING THE NOTES THERETO, INCLUDED ELSEWHERE IN THIS FORM 10-Q.

        ANY STATEMENTS IN THIS QUARTERLY REPORT CONCERNING THE COMPANY'S BUSINESS OUTLOOK OR FUTURE ECONOMIC PERFORMANCE, ANTICIPATED PROFITABILITY, REVENUES, EXPENSES OR OTHER FINANCIAL ITEMS, TOGETHER WITH OTHER STATEMENTS THAT ARE NOT HISTORICAL FACTS, ARE "FORWARD-LOOKING STATEMENTS" AS THAT TERM IS DEFINED UNDER THE FEDERAL SECURITIES LAWS. FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE STATES IN SUCH STATEMENTS. SUCH RISKS, UNCERTAINTIES AND FACTORS INCLUDE, BUT ARE NOT LIMITED TO, CHANGES IN THE LEVELS OF ADVERTISING REVENUES, CHANGES AND DELAYS IN NEW PRODUCT INTRODUCTIONS, CUSTOMER ACCEPTANCE OF NEW PRODUCTS AND GENERAL ECONOMIC CONDITIONS, AS WELL AS OTHER RISKS DETAILED IN THE COMPANY'S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION.

OVERVIEW

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

        The following discussion compares the financial results of the Company for the three months ended March 31, 2000 to the three months ended March 31, 1999.

        In July 1999, the Company sold the common stock of POL, which held the Company's Internet business, to Law.com for $1 million in cash and the Company retained a preferred stock interest with a face amount of $3.75 million. In December 1999, Law.com redeemed the convertible preferred stock for $3.75 million plus accrued dividends. The Company and Law.com entered into an exclusive content license that grants Law.com the right to publish all Company content in electronic or digital format through 2004 as part of the transaction. Law.com is the holding company for an Internet destination for legal information, e-commerce and e-services whose stockholders include substantially all of the stockholders of Holdings.

        In February 2000, the Company restructured its weekly newsletter division by discontinuing publication of four of its weekly newsletters. The Company is continuing to publish IP LAW WEEKLY and E-COMMERCE LAW WEEKLY, which serve reader demand for information in these two growing practice areas.

        On March 28, 2000, the Company sold the business of the Company and certain of the Company's wholly-owned subsidiaries constituting THE DAILY
DEAL and CORPORATE CONTROL ALERT (the "Business") to TDD, L.L.C., a newly formed limited liability company (the "Purchaser"), owned by substantially all of the same stockholders as Holdings, including U.S. Equity Partners, L.P. and U.S. Equity Partners (Offshore), L.P. The consideration for the sale was $7.5 million in cash and $2.5 million face amount of a membership interest in the Purchaser (the "Preferred Membership Interest"). The
Preferred Membership Interest is included in Other Assets on the March 31,
2000 Balance Sheet. The Preferred Membership Interest accretes at 12.25% per annum compounded annually, and is convertible into 3.0% of the common equity of the Purchaser. In addition, the Purchaser has agreed to pay the Company the aggregate amount of operating losses incurred by the Company in connection with the operation of the Business for the month of March 2000, which operating losses totaled $1.68 million of which $684,000 was paid in March 2000.

        Overview. Net revenues increased by $6.8 million, or 21.3%, from $32.0 million for the quarter ended March 31, 1999 to $38.8 million for the quarter ended March 31, 2000. Total operating costs and expenses increased $9.5 million, or 28.3%, from $33.4 million for the quarter ended March 31, 1999 to $42.9 million for the quarter ended March 31, 2000. As a result, the operating loss increased $2.6 million, from a loss of $1.4 million for the quarter ended March 31, 1999 to a loss of $4.0 million for the quarter ended March 31, 2000. EBITDA decreased $2.0 million, or 39.0%, from $5.1 million for the quarter ended March 31, 1999 to $3.1 million for the quarter ending March 31, 2000. Excluding the results from Internet services, operating loss increased $3.4 million from $0.6 million for the quarter ended March 31, 1999 to $4.0 million for the quarter ended March 31, 2000. Increase in operating loss and decrease in EBITDA during 2000 resulted primarily from operating expenses relating to new initiatives started during 1999 and new projects for 2000, which was partially offset by the elimination of loss reflected in the prior year with the sale of the Company's Internet business.

        Revenues. Advertising revenues increased $3.7 million, or 20.9%, from $18.0 million for the quarter ended March 31, 1999 to $21.7 million for the quarter ended March 31, 2000. Contributing to this growth were higher revenues in display, classified and law firm advertising which increased 28%, 27% and 16%, respectively, reflecting rate increases along with greater volume due to increased sales.

        Subscription revenues increased $0.2 million, or 4.1%, from $5.7 million for the quarter ended March 31, 1999 to $5.9 million for the quarter ended March 31, 2000 due to increased marketing efforts.

        Revenues from ancillary products and services increased $3.3 million, or 41.8%, from $7.9 million for the quarter ended March 31, 1999 to $11.2 million for the quarter ended March 31, 2000. Increased revenues during the first quarter of 2000 over the first quarter of 1999 primarily resulted from higher licensing and royalty fees along with higher revenues from trade show activity and book sales. These increases were partially offset by a decrease in information services revenue, due to the sale of the common stock of POL to Law.com in the third quarter of 1999.

        Revenues from Internet services totaled $0.5 million for the quarter ended March 31, 1999. The Company did not record any revenues from Internet services during the first quarter of 2000. This decrease in revenue resulted from the sale of the Company's Internet business to Law.com during July 1999.

        Operating expenses. Total operating expenses increased $9.5 million, or 28.3%, from $33.4 million for the quarter ended March 31, 1999 to $42.9 million for the quarter ended March 31, 2000. Of this amount, operating expenses for the Company's two primary new initiatives in 1999, the high-end newsletters and THE DAILY DEAL, increased $5.2 million; new initiatives planned by the Company for 2000 accounted for $1.7 million of the increase; and the core business units accounted for the remaining increase. The 1999 initiatives and the new initiatives planned for 2000 are fully reflected in the first quarter of 2000 with little or no expense being recorded in the first quarter of 1999.

        Editorial expenses increased $2.8 million, or 57.1%, from $4.9 million for the quarter ended March 31, 1999 to $7.7 million for the quarter ended March 31, 2000. The Company's new initiatives for 1999 accounted for $2.2 million of this increase and the remaining increase resulted from new initiatives started during the first quarter of 2000 with no like charges recorded during the first quarter of 1999.

        Production and distribution expenses increased $0.8 million, or 11.5%, from $7.4 million for the quarter ended March 31, 1999 to $8.2 million for the quarter ended March 31, 2000. The increase was primarily due to increased printing and distribution costs of $0.8 million for the 1999 initiatives and new initiatives planned for 2000, which was partially offset by slightly lower production costs incurred in the core business units. The 1999 initiatives and new initiatives planned for 2000 are fully reflected in the first quarter of 2000 with little or no expense being recorded in the first quarter of 1999.

        Selling expenses increased $2.8 million, or 47.0%, from $6.1 million for the quarter ended March 31, 1999 to $8.9 million for the quarter ended March 31, 2000. The increase was primarily attributable to increased marketing costs as well as increased display and classified advertising costs relating to growth in revenue.

        General and administrative expenses increased $3.6 million, or 48.8%, from $7.3 million for the quarter ended March 31, 1999 to $10.9 million for the quarter March 31, 2000. This increase resulted primarily from increased staffing levels for the various 1999 and 2000 initiatives.

        Internet services expenses decreased from $1.3 million for the quarter ended March 31, 1999 to zero for the quarter ended March 31, 2000. This decrease in expenses resulted from the sale of the Company's Internet business to Law.com in July 1999.

        Depreciation and amortization increased $0.6 million, or 9.8%, from $6.5 million for the quarter ended March 31, 1999 to $7.1 million for the quarter ended March 31, 2000. This was due primarily to the increase in capital expenditures throughout 1999 and for the first quarter of 2000 for the upgrade and purchase of new computer equipment and systems throughout the Company and for facilities to support the 1999 initiatives and the Company's core growth.

        Operating loss. As a result of the above factors, operating loss increased $2.6 million, from a loss of $1.4 million for the quarter ended March 31, 1999, to a loss of $4.0 million for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

        CAPITAL EXPENDITURES. Capital expenditures totaled $2.7 million for the three months ended March 31, 2000. Capital expenditures increased $0.1 million, or 1.6%, for the three months ended March 31, 2000 compared to three months ended March 31, 1999. The moderate increase in capital spending in the first quarter of 2000 primarily resulted from continued systems integration projects.

        NET CASH USED IN OPERATING ACTIVITIES. Net cash used in operating activities totaled $1.7 million for the three months ended March 31, 2000. The net cash used in operating activities primarily resulted from a net loss of $8.1 million, an increase in accounts receivable of $3.3 million and the decrease in accounts payable, accrued expense and other noncurrent liabilities, partially offset by depreciation and amortization of $7.1 million, an increase in accrued interest payable of $4.2 million and deferred income of $1.0 million.

        NET CASH PROVIDED BY INVESTING ACTIVITIES. Net cash provided by investing activities totaled $5.5 million for the three months ended March 31, 2000. This resulted from the sale of substantially all of the assets and certain of the liabilities of the Business to TDD, L.L.C. for $10.0 million and the agreed reimbursement by the Purchaser of operating losses equal to $1.68 million partially offset by a Preferred Membership Interest equal to $2.5 million, a receivable recorded from sale of the Business of $1.0 million along with cash used for capital expenditures of $2.7 million during the first quarter of 2000.

        NET CASH USED IN FINANCING ACTIVITIES. Total cash used in financing activities was $5.0 million for the three months ended March 31, 2000, all due to the repayment of borrowings on the Revolving Credit Facility.

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

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)   Exhibits.

        27.1 Financial Data Schedule for American Lawyer Media, Inc.

        (b) Reports on Form 8-K.

        Current Report on Form 8-K, dated March 8, 2000 and filed
           May 10, 2000, regarding the sale of THE DAILY DEAL and CORPORATE CONTROL ALERT to TDD, L.L.C.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                               AMERICAN LAWYER MEDIA, INC.

                               May 12, 2000    /s/ WILLIAM L. POLLAK
                                               ---------------------------------
                                                     William L. Pollak
                                                PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER


                               May 12, 2000    /s/ LESLYE G. KATZ
                                               ---------------------------------
                                                       Leslye G. Katz
                                                  VICE PRESIDENT AND CHIEF
                                                      FINANCIAL OFFICER