Form 10-Q
period 2000-09-30
AMERICAN LAWYER MEDIA INC
filed 2000-11-14
CIK 1059498

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2000.

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the transition period from     to      .

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

                                 Yes |X| No |_|

As of November 13, 2000, there were 100 shares of the registrant's Common Stock, $.01 par value, outstanding.

                           AMERICAN LAWYER MEDIA, INC.

                                      INDEX

                                                                                                         PAGE
PART I

FINANCIAL INFORMATION

         ITEM 1. FINANCIAL  STATEMENTS

             Consolidated Balance Sheets at September 30, 2000 (Unaudited) and
                December 31, 1999................................................................         1
             Consolidated Statements of Operations for the Nine Months Ended
                September 30, 2000 and 1999 (Unaudited)..........................................         2
             Consolidated Statements of Operations for the Three Months Ended
                September 30, 2000 and 1999 (Unaudited)..........................................         3
             Consolidated Statement of Changes in Stockholder's Equity for
                the Nine Months Ended September 30, 2000 (Unaudited).............................         4
             Consolidated Statements of Cash Flows for the Nine Months
                Ended September 30, 2000 and 1999 (Unaudited)....................................         5
             Notes to Consolidated Financial Statements at
                September 30, 2000 (Unaudited)...................................................         6-10

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.............................         11

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK.............................................................         16
PART II

OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS...............................................................         17

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................         17

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................         17

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................         17

         ITEM 5. OTHER INFORMATION...............................................................         17

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................         17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                           AMERICAN LAWYER MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                                  2000            1999
                                                                              -------------    ------------
                                                                               (Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents ................................................      $     258       $   1,598
Accounts receivable, net of allowance for doubtful accounts and returns of
   $3,025 and $2,758, respectively .......................................         20,135          16,811
Inventories, net .........................................................          1,544           1,449
Other current assets .....................................................          5,562           2,572
                                                                                ---------       ---------
      Total current assets ...............................................         27,499          22,430
PROPERTY, PLANT AND EQUIPMENT, net of accumulated depreciation and
   amortization of $9,080 and $5,912, respectively .......................         14,355          15,018
INTANGIBLE ASSETS, net of accumulated amortization of $32,899 and $24,121,
   respectively ..........................................................        142,697         149,831
GOODWILL, net of accumulated amortization of $32,848 and $23,937,
   respectively ..........................................................        148,906         153,816
DEFERRED FINANCING COSTS, net of accumulated amortization of $2,293 and
   $1,669, respectively ..................................................          5,485           6,109
OTHER ASSETS .............................................................          7,236           1,210
                                                                                ---------       ---------

       Total assets ......................................................      $ 346,178       $ 348,414
                                                                                =========       =========
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable .........................................................      $   3,138       $   6,792
Accrued expenses .........................................................         10,227          10,912
Accrued interest payable .................................................          5,470           1,185
Deferred income (including deferred subscription income of $17,011 and
   $16,380, respectively) ................................................         21,588          17,798
                                                                                ---------       ---------
       Total current liabilities .........................................         40,423          36,687
                                                                                ---------       ---------
LONG TERM DEBT:
Revolving credit facility ................................................         18,300          18,300
Senior notes .............................................................        175,000         175,000
                                                                                ---------       ---------
           Total long term debt ..........................................        193,300         193,300
                                                                                ---------       ---------

DEFERRED INCOME TAXES ....................................................         35,765          38,182
                                                                                ---------       ---------
OTHER NONCURRENT LIABILITIES .............................................          6,872           5,925
                                                                                ---------       ---------

STOCKHOLDER'S EQUITY:
Common stock-$.01 par value; 1,000 shares authorized; 100 issued and
   outstanding at September 30, 2000 and December 31, 1999 ...............             --              --
Paid-in-capital ..........................................................        133,909         123,515
Accumulated deficit ......................................................        (64,091)        (49,195)
                                                                                ---------       ---------
       Total stockholder's equity ........................................         69,818          74,320
                                                                                ---------       ---------
       Total liabilities and stockholder's equity ........................      $ 346,178       $ 348,414
                                                                                =========       =========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                              FOR THE NINE MONTHS ENDED
                                                     SEPTEMBER 30,
                                              -------------------------
                                                2000             1999
                                              ---------       ---------
REVENUES:
Periodicals:
   Advertising .........................      $  66,171       $  55,973
   Subscription ........................         17,766          17,651
Ancillary products and services ........         32,018          22,250
Internet services ......................             --           1,244
                                              ---------       ---------

   Total revenues ......................        115,955          97,118
                                              ---------       ---------
OPERATING EXPENSES:
Editorial ..............................         19,982          16,045
Production and distribution ............         23,374          20,783
Selling ................................         23,989          20,208
General and administrative .............         29,801          22,325
Internet services ......................             --           3,313
Depreciation and amortization ..........         21,168          19,937
                                              ---------       ---------

   Total operating expenses ............        118,314         102,611
                                              ---------       ---------
   Operating loss ......................         (2,359)         (5,493)
Interest expense .......................        (14,899)        (14,171)
Other income ...........................             57              30
                                              ---------       ---------

   Loss before income taxes ............        (17,201)        (19,634)

BENEFIT FOR INCOME TAXES ...............          2,305           2,517
                                              ---------       ---------

   Net loss ............................      $ (14,896)      $ (17,117)
                                              =========       =========


     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                             FOR THE THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                             --------------------------
                                                2000           1999
                                              --------       --------
REVENUES:
Periodicals:
   Advertising .........................      $ 21,212       $ 18,585
   Subscription ........................         5,881          6,008
Ancillary products and services ........         9,332          6,214
Internet services ......................            --            271
                                              --------       --------

   Total revenues ......................        36,425         31,078
                                              --------       --------
OPERATING EXPENSES:
Editorial ..............................         6,317          5,892
Production and distribution ............         7,275          6,201
Selling ................................         7,404          8,229
General and administrative .............         9,496          7,280
Internet services ......................            --            500
Depreciation and amortization ..........         6,904          6,775
                                              --------       --------

   Total operating expenses ............        37,396         34,877
                                              --------       --------
   Operating loss ......................          (971)        (3,799)
Interest expense .......................        (5,087)        (4,804)
Other income ...........................            27              4
                                              --------       --------

   Loss before income taxes ............        (6,031)        (8,599)

BENEFIT FOR INCOME TAXES ...............           694            842
                                              --------       --------

   Net loss ............................      $ (5,337)      $ (7,757)
                                              ========       ========


     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                            SHARE        PAR VALUE      ADDITIONAL
                                         ----------      ---------       PAID-IN       ACCUMULATED
                                               COMMON STOCK              CAPITAL          DEFICIT          TOTAL
                                         -------------------------      ----------     -----------       ----------
BALANCE AT DECEMBER 31, 1999 ......             100      $      --      $  123,515      $  (49,195)      $   74,320
Gain on sale of business ..........              --             --          10,394              --           10,394
Net loss ..........................              --             --              --         (14,896)         (14,896)
                                         ----------      ---------      ----------      ----------       ----------

BALANCE AT SEPTEMBER 30, 2000
  (Unaudited) .....................             100      $      --      $  133,909      $  (64,091)      $   69,818
                                         ==========      =========      ==========      ==========       ==========


     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                        -------------------------
                                                                           2000           1999
                                                                         --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................      $(14,896)      $(17,117)
Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation and amortization ..................................        21,168         19,937
   Non-cash interest ..............................................           624            624
   (Increase) decrease in:
Accounts receivable, net ..........................................        (3,081)        (3,028)
Inventories .......................................................           (95)           418
Other current assets ..............................................        (2,996)          (440)
Other assets ......................................................           (56)         4,769
   (Decrease) increase in:
Accounts payable ..................................................        (3,851)         2,382
Accrued expenses ..................................................          (841)        (1,689)
Accrued interest payable ..........................................         4,285          4,342
Deferred income ...................................................            (4)         2,532
Other noncurrent liabilities ......................................        (1,772)        (4,287)
                                                                         --------       --------
   Total adjustments ..............................................        13,381         25,560
                                                                         --------       --------
   Net cash (used in) provided by operating activities ............        (1,515)         8,443
                                                                         --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..............................................        (4,039)        (8,208)
Proceeds received from sale of business ...........................         9,184             --
Purchase of business ..............................................        (4,950)        (4,750)
Purchase of trade name ............................................           (20)            --
                                                                         --------       --------
   Net cash provided by (used in) investing activities ............           175        (12,958)
                                                                         --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance on revolving credit facility ..............................            --          4,300
                                                                         --------       --------
   Net cash provided by financing activities ......................            --          4,300
                                                                         --------       --------
   Net decrease in cash ...........................................        (1,340)          (215)

CASH, beginning of period .........................................         1,598            514
                                                                         --------       --------

CASH, end of period ...............................................      $    258       $    299
                                                                         ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period:
       Income taxes ...............................................      $    112       $     56
                                                                         ========       ========
       Interest ...................................................      $  9,799       $  9,205
                                                                         ========       ========

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

1. ORGANIZATION & OPERATIONS

         American Lawyer Media, Inc. (the "Company") is a wholly-owned subsidiary of American Lawyer Media Holdings, Inc. ("Holdings"). The Company publishes legal publications, including The American Lawyer, New York Law Journal, The National Law Journal and Corporate Counsel. The Company's operations are based in New York with regional offices in nine states, the District of Columbia and London, England.

         In February 2000, the Company restructured its weekly newsletter division by discontinuing publication of four of its weekly newsletters. In July 2000, the Company discontinued publication of its remaining two newsletters.

         On March 28, 2000, the Company sold a business of the Company and certain of the Company's wholly-owned subsidiaries constituting The Daily Deal and Corporate Control Alert (the "Business") to The Deal, L.L.C., a limited liability company (the "Purchaser"), owned by substantially all of the same stockholders as Holdings, including U.S. Equity Partners, L.P. and U.S. Equity Partners (Offshore), L.P. The consideration for the sale was $7.5 million in cash and $2.5 million face amount of a membership interest in the Purchaser (the "Preferred Membership Interest"). The Preferred Membership Interest is included in Other Assets on the Balance Sheet. The Preferred Membership Interest accrues at 12.25% per annum compounded annually and is convertible into 3.0% of the common equity of the Purchaser. In addition, the Purchaser paid the Company $1.68 million in cash, representing the aggregate amount of operating losses incurred by the Company in connection with the operation of the Business for the month of March 2000.

         On May 15, 2000, the Company consummated the acquisition of substantially all of the assets and certain of the liabilities of Moran Publishing Company, Inc. ("Moran"). Moran is the leading publisher of jury verdict and settlement research data in New York State.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for December 31, 1999.

Principles of Consolidation

The consolidated financial statements include the accounts of American Lawyer Media, Inc. and its wholly-owned subsidiaries which, unless the context otherwise requires, are collectively referred to herein as the "Company". Intercompany transactions and balances have been

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

eliminated in consolidation. The consolidated financial statements for 1999 include the operations for Professional On-Line, Inc. ("POL"), a wholly-owned subsidiary of the Company that held the Company's Internet business, through July 27, 1999, the date of sale of the common stock of POL to Law.com, Inc. ("Law.com").

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclose contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentrations of Credit Risk

         The Company's financial instruments that are exposed to concentration of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising agents, generally limited due to the large number of customers comprising the Company's customer base. Legal advertising agents do not have significant liquid net worth and, as a result, the Company is exposed to a certain level of credit concentration risk in this area, for which the Company believes it has made adequate provision.

Revenue Recognition

         Periodical advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in the Company's publications. Advertising revenue is recognized upon release of the related publications.

         Periodical subscription revenues are recognized on a pro rata basis as issues of a subscription are served.

         Ancillary products and services revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books and seminar and trade show revenues. Printing revenues are recorded upon shipment. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as periodical subscription revenues. Seminar and trade show revenues are recognized when the seminar or trade show is held.

Deferred Subscription Income

         Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,494,000 and $3,128,600 are

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

included in accounts receivable in the accompanying consolidated September 30, 2000 and December 31, 1999 balance sheets, respectively.

Advertising and Promotion Expenditures

         Advertising and promotion expenditures, which totaled approximately $1,573,000 and $4,245,000 for the three months ended September 30, 2000 and 1999, respectively, and $5,943,000 and $7,155,000 for the nine months ended September 30, 2000 and 1999, respectively, are expensed as the related advertisements or campaigns are released.

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

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Intangible Assets

         Intangible assets represent advertiser commitments, uniform resource locators, trademarks, copyrights, customer and subscriber lists and non-compete agreements. They are stated at cost less accumulated amortization and are amortized on a straight-line basis over a weighted average useful life of fifteen years.

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

3. DEBT

         On December 22, 1997, the Company issued $175,000,000 aggregate principal amount of 9.75% Senior Notes due December 15, 2007 (the "Senior Notes"). The Senior Notes accrue interest at 9.75% per annum which is payable in cash semi-annually on June 15 and December 15 of each year. The Senior Notes are unsecured general obligations of the Company and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of the Company's existing and future subsidiaries. Separate financial statements of, and other disclosures concerning, the subsidiary guarantors are not included herein because of the subsidiary guarantors' full and unconditional guarantee of the Senior Notes and management's determination that separate financial statements and other disclosures concerning the subsidiary guarantors are not material and would not provide any additional meaningful disclosure. The Senior Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs incurred in connection with the issuance of the Senior Notes, totaling $7,236,000, were capitalized in 1998 and are being amortized over the term of the Senior Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

         On March 25, 1998, Holdings and the Company entered into a credit agreement with various banks that established a combined revolving loan commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Financing costs associated with the Revolving Credit Facility were capitalized in 1998 and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by Holdings and, on a joint and several basis, by all existing and future subsidiaries of the Company. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by Holdings of all of the stock of the Company. The Revolving Credit Facility bears interest at a floating rate per annum equal to (i) the

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

3. DEBT (CONTINUED)

Base Rate plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar Rate plus a margin ranging from 1.25% to 2.5%, as the case may be. The applicable margin is based on the Company's total consolidated leverage ratio. The "Base Rate" equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The "Eurodollar Rate" is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market in an aggregate principal amount approximately equal to the amount of the loan made to the Company and
(ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. The Company is also required to pay customary fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility includes both affirmative and negative covenants that include a requirement to satisfy certain financial ratios. At September 30, 2000, the Company was in compliance with these covenants.

         Effective March 29, 1999, Holdings and the Company amended the Revolving Credit Facility to limit the Company's ability to borrow in excess of $20,000,000 under the Revolving Credit Facility until certain ratios are achieved. This amendment also adjusted certain covenants contained in the original Revolving Credit Facility. Effective July 20, 1999, the Revolving Credit Facility was further amended to permit the sale of the Company's Internet business and to modify certain debt covenants. Effective March 28, 2000, the Revolving Credit Facility was further amended to modify certain of the debt covenants, to permit the sale of the Business and to increase the revolver limit described above from $20 million to $22.5 million.

         At September 30, 2000, the amount outstanding under the Revolving Credit Facility was $18.3 million. The available balance under the unused commitment is reduced by any letters of credit outstanding, which totaled $1,121,000 at September 30, 2000. A 10% increase in the average interest rate of borrowing under the Revolving Credit Facility during the first nine months of 2000 would have increased the Company's net loss by approximately $129,000.

4. INCOME TAXES

         The federal income tax provision (benefit) is recorded in the accompanying statement of operations, reflecting the fact that the Company files a consolidated return with its parent, Holdings.

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

OVERVIEW

         The following discussion compares the financial results of the Company for the nine months and three months ended September 30, 2000 to the nine months and three months ended September 30, 1999.

         In July 1999, the Company sold the common stock of Professional On Line, Inc. ("POL"), the subsidiary which held the Company's Internet business, to Law.com for $1 million in cash and the Company retained a preferred stock interest with a face amount of $3.75 million. In December 1999, Law.com redeemed the convertible preferred stock for $3.75 million plus accrued dividends. The Company and Law.com entered into an exclusive content license that grants Law.com the right to publish all Company content in electronic or digital format through 2004 as part of the transaction. Law.com is the holding company for an Internet destination for legal information, e-commerce and e-services whose stockholders include substantially all of the stockholders of Holdings.

         In February 2000, the Company restructured its weekly newsletter division by discontinuing publication of four of its weekly newsletters. In July 2000, the Company discontinued publication of its remaining two newsletters.

         On March 28, 2000, the Company sold the business of the Company and certain of the Company's wholly-owned subsidiaries constituting The Daily Deal and Corporate Control Alert (the "Business") to The Deal, L.L.C., a limited liability company (the "Purchaser"), owned by substantially all of the same stockholders as Holdings. The consideration for the sale was $7.5 million in cash and $2.5 million face amount of a membership interest in the Purchaser (the "Preferred Membership Interest"). The Preferred Membership Interest is included in Other Assets on the Balance Sheet. The Preferred Membership Interest accretes at 12.25% compounded annually and is convertible into 3.0% of the common equity of the Purchaser. In addition, the Purchaser paid the Company $1.68 million in cash, representing the aggregate amount of operating losses incurred by the Company in connection with the operation of the Business for the month of March 2000.

         On May 15, 2000, the Company consummated the acquisition of substantially all of the assets and certain of the liabilities of Moran Publishing Company, Inc., the leading publisher of jury verdict and settlement research data in New York State.

                                    ALM INC.

RESULTS OF OPERATIONS

         Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

         Overview. Revenues increased by $18.8 million, or 19.4%, from $97.1 million for the nine months ended September 30, 1999 to $116.0 million for the nine months ended September 30, 2000. Total operating costs and expenses increased $15.7 million, or 15.3%, from $102.6 million for the nine months ended September 30, 1999 to $118.3 million for the nine months ended September 30, 2000. As a result, the operating loss decreased $3.1 million, from a loss of $5.5 million for the nine months ended September 30, 1999 to a loss of $2.4 million for the nine months ended September 30, 2000. EBITDA increased $4.4 million, or 30.2%, from $14.4 million for the nine months ended September 30, 1999 to $18.8 million for the nine months ended September 30, 2000. The narrowing of operating loss and the increase in EBITDA during 2000 resulted primarily from growth in core business and new projects commenced in 2000 along with the elimination of the Internet services loss reflected in the prior year period. This was partially offset by higher operating costs and expenses primarily from the 1999 and 2000 initiatives, expansion in the core business units and the shutdown of the weekly newsletters. Excluding the results from Internet services and the new initiatives undertaken in 1999, which included The Daily Deal and the weekly newsletter division, revenues increased $19.9 million, or 20.8%, from $95.5 million for the nine months ended September 30, 1999 to $115.4 million for the nine months ended September 30, 2000. In addition, excluding the results from Internet services and the new initiatives undertaken in 1999, EBITDA also increased $3.4 million, or 15.3%, from $22.1 million for the nine months ended September 30, 1999 to $25.5 million for the nine months ended September 30, 2000.

         Revenues. Advertising revenues increased $10.2 million, or 18.2%, from $56.0 million for the nine months ended September 30, 1999 to $66.2 million for the nine months ended September 30, 2000. All categories of advertising contributed to this increase. The greatest contributions were from display, classified and law firm advertising, reflecting new publications and the increased frequency of existing publications during 2000 along with increased rates and greater volume due to increased sales efforts.

         Subscription revenues increased $0.1 million, or 0.6%, from $17.7 million for the nine months ended September 30, 1999 to $17.8 million for the nine months ended September 30, 2000. Increased marketing efforts, and growth in some of the core publications partially contributed to the increase.

         Revenues from ancillary products and services increased $9.8 million, or 43.9%, from $22.2 million for the nine months ended September 30, 1999 to $32.0 million for the nine months ended September 30, 2000. Increased revenues primarily resulted from higher licensing and royalty fees along with increased attendees and exhibitors' revenue at trade shows, seminar revenue, increased custom publication revenue and increased revenue from new books and additional updates released for existing books. These increases were partially offset by a decrease in information services revenue, due to the sale of the common stock of POL in the third quarter of 1999 and lower printing revenue.

         Revenues from Internet services totaled $1.2 million for the nine months ended September 30, 1999. The Company did not record any revenues from Internet services during the nine months ended September 30, 2000 as a result of the sale of the common stock of POL in the third quarter of 1999.

          Operating costs and expenses. Total operating costs and expenses increased $15.7 million, or 15.3%, from $102.6 million for the nine months ended September 30, 1999 to $118.3 million for the nine months ended September 30, 2000. Of this amount, operating costs and expenses for the Company's two primary new initiatives undertaken in 1999, the weekly newsletters and The Daily Deal, and the new projects commenced by the Company in 2000 accounted for $9.6 million of the increase, and the core business units accounted for the remaining increase. The new projects commenced in 2000 are fully reflected in the results for the nine months ended September 30, 2000, while the results for the nine months ended September 30, 1999 had no like expense. Within the core business units, higher costs were realized in editorial and production, selling and general and administrative costs. The increased costs and expenses in the core business units were partially offset by the elimination of operating expense related to Internet services resulting from the sale of the common stock of POL during the third quarter of 1999.

          Editorial expenses increased $3.9 million, or 24.5%, from $16.1 million for the nine months ended September 30, 1999 to $20.0 million for the nine months ended September 30, 2000. The increase primarily resulted from an increase in editorial costs of $3.3 million, which primarily consisted of contributing editors, salaries and benefits and an increase in artwork costs of $0.6 million. Of the total period-over-period increase, the Company's new initiatives for 1999 and the new projects started during 2000 accounted for $0.9 million and $2.5 million of the increase, respectively.

          Production and distribution expenses increased $2.6 million, or 12.5%, from $20.8 million for the nine months ended September 30, 1999 to $23.4 million for the nine months ended September 30, 2000. The increase was primarily due to increased production and distribution expenses for the 1999 initiatives and new projects commenced in 2000 along with higher overall production costs incurred in the core business units, partially offset by the elimination of production and distribution costs relating to Internet services resulting from the sale of the common stock of POL during the third quarter of 1999. The 1999 initiatives and new projects commenced in 2000 are reflected in the nine months ended September 30, 2000 with little or no comparable expense being recorded in the nine months ended September 30, 1999.

         Selling expenses increased $3.8 million, or 18.7%, from $20.2 million for the nine months ended September 30, 1999 to $24.0 million for the nine months ended September 30, 2000. The increase was primarily attributable to increased marketing costs as well as increased display, classified and legal advertising costs relating to growth in revenue partially offset by lower selling expense due to the sale of The Daily Deal and Corporate Control Alert in early 2000.

         General and administrative expenses increased $7.5 million, or 33.5%, from $22.3 million for the nine months ended September 30, 1999 to $29.8 million for the nine months ended September 30, 2000. This increase resulted primarily from increased staffing levels, facilities, legal and consulting costs for the various 1999 new initiatives and new projects commenced in 2000.

          Internet services expenses decreased from $3.3 million for the nine months ended September 30, 1999 to zero for the nine months ended September 30, 2000. This decrease in expenses resulted from the sale of the common stock of POL during July 1999.

         Depreciation and amortization increased $1.3 million, or 6.2%, from $19.9 million for the nine months ended September 30, 1999 to $21.2 million for the nine months ended September 30, 2000. This was due primarily to the increase in capital expenditures throughout 1999 and 2000 for the upgrade and purchase of new computer equipment and systems, for capitalized improvements and furnishings in existing and new facilities to support the 1999 new initiatives and new projects commenced in 2000, additional amortization expense related to the acquisition of Moran in May 2000, and the Company's core growth.

         Operating loss. As a result of the above factors, the operating loss decreased $3.1 million, from a loss of $5.5 million for the nine months ended September 30, 1999 to a loss of $2.4 million for the nine months ended September 30, 2000. In addition, EBITDA increased $4.4 million, or 30.2%, from $14.4 million for the nine months ended September 30, 1999 to $18.8 million for the nine months ended September 30, 2000.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Overview. Revenues increased $5.3 million, or 17.2%, from $31.1 million for the quarter ended September 30, 1999 to $36.4 million for the quarter ended September 30, 2000. Total operating costs and expenses increased $2.5 million, or 7.2%, from $34.9 million for the quarter ended September 30, 1999 to $37.4 million for the quarter ended September 30, 2000. As a result, operating loss narrowed $2.8 million, from a loss of $3.8 million for the quarter ended September 30, 1999 to a loss of $1.0 million for the quarter ended September 30, 2000. In addition, EBITDA increased $2.9 million, or 99.4%, from $3.0 million for the quarter ended September 30, 1999 to $5.9 million for the quarter ending September 30, 2000. Higher operating income and EBITDA resulted primarily from revenue growth in core business, increased revenues generated by new projects commenced in 2000 and the elimination of the losses reflected in the prior year with the sale of the common stock of POL in July 1999 and the sale of the Business in March 2000. This was partially offset by higher operating costs and expenses primarily from the 1999 and 2000 initiatives, expansion in the core business units and the shutdown of the remaining weekly newsletters. Excluding the results from Internet services and the new initiatives undertaken in 1999, revenues increased $5.8 million, or 19.1%, from $30.6 million for the quarter ended September 30, 1999 to $36.4 million for the quarter ended September 30, 2000. Excluding the results from Internet services and the new initiatives in 1999, EBITDA declined $0.6 million, or 8.4%, from $7.4 million for the quarter September 30, 1999 to $6.8 million for the quarter ended September 30, 2000. Contributing to this decline were one-time charges associated with the outsourcing of some administrative operations and the timing of one of the Company's trade shows.

         Revenues. Advertising revenues increased $2.6 million, or 14.1%, from $18.6 million for the quarter ended September 30, 1999 to $21.2 million for the quarter ended September 30, 2000. All categories of advertising contributed to this increase in revenues. The greatest contributions were display, classified and law firm advertising, reflecting new publications along with increased rates and greater volume due to increase sales efforts in the core publications.

         Subscription revenues decreased $0.1 million, or 2.1%, from $6.0 million for the quarter ended September 30, 1999, to $5.9 million for the quarter ended September 30, 2000 primarily from slight declines in some publications.

         Revenues from ancillary products and services increased $3.1 million, or 50.2%, from $6.2 million for the quarter ended September 30, 1999 to $9.3 million for the quarter ended September 30, 2000. Increased revenues primarily resulted from higher licensing and royalty fees along with higher revenues from custom publications, seminars, new books and additional updates released for existing books. These increases were partially offset by a decrease in information services revenue, due to the sale of the common stock of POL to Law.com in the third quarter of 1999 and lower trade show revenue due to year over year timing of the event calendar.

         Revenues from Internet services totaled $0.3 million for the quarter ended September 30, 1999. The Company did not record any revenues from Internet services during the third quarter of 2000 as a result of the sale of the common stock of POL in the third quarter of 1999.

         Operating costs and expenses. Total operating costs and expenses increased $2.5 million, or 7.2%, from $34.9 million for the quarter ended September 30, 1999 to $37.4 million for the quarter ended September 30, 2000. This increase primarily resulted from operating costs and expenses incurred related to new projects commenced in 2000 along with higher core business costs and expenses in all categories due to increased growth in revenues. These increased costs were partially offset by lower operating costs and expenses resulting from the sale of the common stock of POL during the third quarter of 1999 and the sale of the Business during the first quarter of 2000.

         Editorial expenses increased $0.4 million, or 7.2%, from $5.9 million for the quarter ended September 30, 1999 to $6.3 million for the quarter ended September 30, 2000. The increase primarily resulted from an increase of $0.2 million in editorial costs and an increase in $0.2 million in artwork costs. Of the total period over period increase, the Company's new projects started during 2000 increased $1.1 million, which was partially offset by the elimination of editorial expense of $0.8 million resulting from the sale of the Business during the first quarter of 2000.

         Production and distribution expenses increased $1.1 million, or 17.3%, from $6.2 million for the quarter ended September 30, 1999 to $7.3 million for the quarter ended September 30, 2000. The increase resulted primarily from costs related to new projects commenced in 2000 and increased expenses incurred in the core business units, which was partially offset by the elimination of production and distribution expenses resulting from the sale of the common stock of POL during the third quarter of 1999.

          Selling expenses decreased $0.8 million, or 10.0%, from $8.2 million for the quarter ended September 30, 1999 to $7.4 million for the quarter ended September 30, 2000. The decrease was primarily related to the elimination of selling expense for the third quarter of this year resulting from the sale of the Business, which was sold during the first quarter of 2000, and also from the shut down of the remaining weekly newsletters in July 2000. Partially offsetting this decline were higher costs related to increased marketing costs as well as increased display, classified and legal advertising costs relating to growth in revenue.

         General and administrative expenses increased $2.2 million, or 30.4%, from $7.3 million for the quarter ended September 30, 1999 to $9.5 million for the quarter ended September 30, 2000. This increase resulted primarily from increased staffing levels, facilities, legal and consulting costs for the various 1999 new initiatives and new projects commenced in 2000, partially offset by the elimination of costs resulting from the sale of the Business during the first quarter of 2000.

         Internet services expenses decreased from $0.5 million for the quarter ended September 30, 1999 to zero for the quarter ended September 30, 2000 as a result of the sale of the common stock of POL during July 1999.

         Depreciation and amortization increased $0.1 million, or 1.9%, from $6.8 million for the quarter ended September 30, 1999 to $6.9 million for the quarter ended September 30, 2000. This was due primarily to the increase in capital expenditures throughout 1999 and for the nine months ended September 30, 2000 for the upgrade and purchase of new computer equipment and systems throughout the Company and for capitalized improvements and furnishings to support the 1999 new initiatives, new projects commenced in 2000 and the Company's core growth.

         Operating loss. As a result of the above factors, the operating loss narrowed $2.8 million, from a loss of $3.8 million for the quarter ended September 30, 1999 to a loss of $1.0 million for the quarter ended September 30, 2000. EBITDA increased $3.0 million, or 99.4%, from $2.9 million for the quarter ended September 30, 1999 to $5.9 million for the quarter ending September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures. Capital expenditures decreased $4.2 million, or 50.8%, from $8.2 million for the nine months ended September 30, 1999 compared to $4.0 million for the nine months ended September 30, 2000. Capital expenditures for the 1999 period included higher costs relating to the initial outlay for the Company's investment in new editorial and advertising systems to support new initiatives and the expansion of existing products. In addition, higher costs were incurred in 1999 related to furnishings and leasehold improvements on existing and new facilities.

         Net cash used in operating activities. Net cash used in operating activities was $1.5 million for the nine months ended September 30, 2000, primarily resulting from a net loss of $14.9 million, an increase in accounts receivable of $3.1 million and a decrease in accounts payable and accrued expenses of $4.7 million, partially offset by depreciation and amortization of $21.2 million.

         Net cash provided by investing activities. Net cash provided by investing activities was $0.2 million for the nine months ended September 30, 2000, resulting from the sale of the Business for $7.5 million in cash and the additional cash payment of $1.68 million, an amount equal to operating losses incurred in March 2000. This cash inflow was partially offset by the purchase of substantially all of the assets and certain of the liabilities of Moran during the second quarter of 2000 along with cash used for capital expenditures of $4.0 million during the nine months ended September 30, 2000.

         Net cash provided by financing activities. No net cash was provided by financing activities for the nine months ended September 30, 2000.


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

         (a)   Exhibits.

         27.1  Financial Date Schedule for American Lawyer Media, Inc.

         (b)   Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                  AMERICAN LAWYER MEDIA, INC.

                  November 13, 2000         /s/ WILLIAM L. POLLAK
                                     ------------------------------------------
                                                William L. Pollak
                                     President and Chief Executive Officer

                  November 13, 2000         /s/ LESLYE G. KATZ
                                     ------------------------------------------
                                                Leslye G. Katz
                                     Vice President and Chief Financial Officer