Form 10-Q
period 2001-03-31
AMERICAN LAWYER MEDIA INC
filed 2001-05-15
CIK 1059498

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001.

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

                               Yes |X|   No |_|









As of May 14, 2001, there were 100 shares of the registrant's Common Stock, $.01 par value, outstanding.

                           AMERICAN LAWYER MEDIA, INC.

                                      INDEX

                                                                                                    PAGE

PART I

FINANCIAL INFORMATION
         ITEM 1. FINANCIAL  STATEMENTS

             Consolidated Balance Sheets at March 31, 2001 (unaudited)
                  and December 31, 2000................................................................1
             Consolidated Statements of Operations for the Three Months
                 Ended March 31, 2001 and 2000 (unaudited).............................................2
             Consolidated Statement of Changes in Stockholder's Equity for
                 the Three Months Ended March 31, 2000 (unaudited).....................................3
             Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2001 and 2000 (unaudited).............................................4
             Notes to Consolidated Financial Statements at
                 March 31, 2001 (unaudited)..........................................................5-9

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                    OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................10

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK..................................................................13
PART II

OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS....................................................................14

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS............................................14

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................................14

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                      SECURITY HOLDERS................................................................14

         ITEM 5. OTHER INFORMATION....................................................................14

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................................14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AMERICAN LAWYER MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       MARCH 31,     DECEMBER 31,
                                                                                         2001            2000
                                                                                     -------------   ----------
                                                                                      (UNAUDITED)

                                                       ASSETS

Current assets:
Cash and cash equivalents............................................................   $ 1,948         $ 2,263
Accounts receivable, net of allowance for doubtful accounts and returns of               19,153
   $2,603 and $2,836, respectively....................................................                   19,613
Inventories, net......................................................................    1,626           1,561
Other current assets..................................................................    3,731           3,793
                                                                                      ---------      ----------
      Total current assets............................................................   26,458          27,230
Property, plant and equipment, net of accumulated depreciation and                       13,512
   amortization of $11,455 and $10,045, respectively..................................                   14,000
Intangible assets, net of accumulated amortization of $38,791 and $35,838,              138,001
   respectively.......................................................................                  139,757
Goodwill, net of accumulated amortization of $39,012 and $35,838,                       150,622
   respectively.......................................................................                  148,083
Deferred financing costs, net of accumulated amortization of $2,709 and                   5,069
   $2,501, respectively...............................................................                    5,277
Other assets..........................................................................    5,186           5,188
                                                                                      ---------      ----------

       Total assets.................................................................. $ 338,848       $ 339,535
                                                                                      =========       =========
                                        LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable.....................................................................   $ 6,264         $ 8,922
Accrued expenses......................................................................    6,974          10,433
Accrued interest payable..............................................................    5,228             867
Deferred income (including deferred subscription income of $17,338 and
   $16,975, respectively).............................................................   22,363         21,891
                                                                                      ---------      ----------
       Total current liabilities......................................................   40,829          42,113
Long term debt:
Revolving credit facility.............................................................   25,200          20,500
Senior notes..........................................................................  175,000         175,000
                                                                                      ---------      ----------
           Total long term debt.......................................................  200,200         195,500

Deferred income taxes.................................................................   32,625          33,327
Other noncurrent liabilities..........................................................    7,244           6,877
                                                                                      ---------      ----------
Total liabilities.....................................................................  280,898         277,817
Stockholder's equity:
Common stock-$.01 par value; 1,000 shares authorized; 100 issued and
   outstanding at March 31, 2001 and December 31, 2000................................       --              --
Paid-in-capital.......................................................................  130,253         130,253
Accumulated deficit...................................................................  (72,303)        (68,535)
                                                                                      ----------     ----------
       Total stockholder's equity.....................................................   57,950          61,718
                                                                                      ---------      ----------
       Total liabilities and stockholder's equity.................................... $ 338,848       $ 339,535
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

                           AMERICAN LAWYER MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                              ------------------------------
                                                                                   2001              2000
                                                                              -----------         ----------
REVENUES:
Periodicals:
   Advertising......................................................          $    21,976        $    21,727
   Subscription.....................................................                5,748              5,877
Ancillary products and services.....................................               11,290             11,239
                                                                              -----------        -----------

   Total net revenues...............................................               39,014             38,843
                                                                              -----------        -----------
OPERATING EXPENSES:
Editorial...........................................................                5,979              7,673
Production and distribution.........................................                8,748              8,218
Selling.............................................................                7,673              8,911
General and administrative..........................................                8,460             10,924
Depreciation and amortization.......................................                7,471              7,143
                                                                              -----------        -----------

   Total operating expenses.........................................               38,331             42,869
                                                                              -----------        -----------
   Operating income (loss)..........................................                  683             (4,026)
Interest expense....................................................               (5,045)            (4,930)
Other income........................................................                   20                 13
                                                                              -----------        -----------
   Loss before income taxes.........................................               (4,342)            (8,943)

Benefit for income taxes............................................                  574                806
                                                                              -----------        -----------

   Net loss.........................................................          $    (3,768)       $    (8,137)
                                                                              ===========        ===========



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 ADDITIONAL
                                                      SHARES      PAR VALUE       PAID-IN       ACCUMULATED
                                                           COMMON STOCK           CAPITAL         DEFICIT           TOTAL
                                                   -------------------------     ----------     -----------       ----------
Balance at December 31, 2000.................             100         $  --      $ 130,253       $ (68,535)         $ 61,718
Net loss.....................................              --            --             --          (3,768)           (3,768)
                                                   ----------     ----------     ----------     ----------        ----------

Balance at March 31, 2001 (unaudited)........             100         $  --      $ 130,253       $ (72,303)         $ 57,950
                                                   ===========    ==========     =========      ==========        ===========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              ---------------------------
                                                                                  2001            2000
                                                                              -----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................................    $ (3,768)      $ (8,137)
Adjustments to reconcile net loss to net cash provided by operating activities:
   Depreciation and amortization................................................   7,471          7,143
   Non-cash interest............................................................     208            208
   Decrease (increase) in:
Accounts receivable, net........................................................     564         (3,310)
Inventories.....................................................................     (65)            32
Other current assets............................................................     (23)           627
Other assets....................................................................     623             22
   (Decrease) increase in:
Accounts payable................................................................  (2,683)        (1,044)
Accrued expenses................................................................  (4,109)        (1,656)
Accrued interest payable........................................................   4,361          4,212
Deferred income.................................................................    (344)           987
Other noncurrent liabilities....................................................    (334)          (815)
                                                                                ---------      ---------
   Total adjustments............................................................   5,669          6,406
                                                                                ---------      --------
   Net cash provided by (used in) operating activities..........................   1,901         (1,731)
                                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures............................................................    (890)        (2,664)
Proceeds received from sale of business.........................................      --          8,185
Purchase of business, net of cash...............................................  (6,026)            --
                                                                                ---------      ---------
   Net cash (used in) provided by  investing activities.........................  (6,916)         5,521
                                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advance (payments) on revolving credit facility.................................   4,700         (5,000)
                                                                                --------       ---------
   Net cash provided by (used in) financing activities..........................   4,700         (5,000)
                                                                                --------       ---------
   Net decrease in cash.........................................................    (315)        (1,210)
                                                                                ---------      ---------

CASH, beginning of period.......................................................   2,263          1,598
                                                                                --------       ---------

CASH, end of period.............................................................$  1,948       $    388
                                                                                ========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
   Income taxes.................................................................$    473       $     --
                                                                                ========       =========
   Interest.....................................................................$    492       $    550
                                                                                ========       =========
Non cash:
   Preferred membership interest received from sale of business.................$     --       $  2,500
                                                                                ========       =========


The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the interim financial statements include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-K for December 31, 2000.

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

Concentrations of Credit Risk

         The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company believes it is not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         Ancillary products and services revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books and seminar and trade show revenues and income for daily fax service of court decisions. Printing revenues are recorded upon shipment. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as periodical subscription revenues. Seminar and trade show revenues are recognized when the seminar or trade show is held. Daily fax service revenue is recognized upon fulfillment of orders.

Deferred Subscription Income

         Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $3,272,400 and $2,631,500 are included in accounts receivable in the accompanying consolidated March 31, 2001 and December 31, 2000 balance sheets, respectively.

Advertising and Promotion Expenditures

         Advertising and promotion expenditures, which totaled approximately $1,869,400 and $2,270,000 for the three months ended March 31, 2001 and 2000, respectively. These costs are expensed as the related advertisement or campaign is released.

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

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


3. DEBT

         On December 22, 1997, the Company issued $175,000,000 aggregate principal amount of 9.75% Senior Notes (the "Senior Notes") due December 15, 2007. The Senior Notes are unsecured general senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of the Company's existing and future subsidiaries. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company and each of the subsidiary guarantors is a wholly-owned subsidiary of the Company. Separate financial statements of, and other disclosures concerning, the subsidiary guarantors are not included herein because of the subsidiary guarantors' full and unconditional guarantee of the Senior Notes and management's determination that separate financial statements and other disclosures concerning the subsidiary guarantors are not material and would not provide any additional meaningful disclosure. The Senior Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

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

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

3. DEBT (CONTINUED)

         Effective March 29, 1999, Holdings and the Company amended the Revolving Credit Facility to limit the Company's ability to borrow in excess of $20,000,000 under the Revolving Credit Facility until certain ratios are achieved. This amendment also adjusted certain covenants contained in the original Revolving Credit Facility.

         Effective July 20, 1999, the Revolving Credit Facility was further amended to permit the sale of the Company's Internet business to Law.com and to modify certain debt covenants. Effective March 28, 2000, the Revolving Credit Facility was further amended to modify certain of the debt covenants, to permit the sale of the Company's business constituting The Daily Deal and Corporate Control Alert to The Deal, L.L.C. and to increase the revolver limit described above from $20 million to $22.5 million.

         Effective January 10, 2001, the Revolving Credit Facility was further amended to modify certain of the covenants, to permit the Haslam Publications acquisition and to increase the borrowing limit described above from $22.5 million to $29.0 million.

         At March 31, 2001, the amount outstanding under the Revolving Credit Facility was $25.2 million. The available balance under the unused commitment is reduced by any letters of credit outstanding, which totaled $1,121,000 at March 31, 2001. A 10% increase in the average interest rate of borrowing under the Revolving Credit Facility during the three months ended March 31, 2001 would have increased the Company's net loss to approximately $3,822,000.

4. INCOME TAXES

         The federal income tax benefit is recorded in the accompanying statement of operations, reflecting the fact that the Company files a consolidated return with its parent, Holdings.

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

Overview

         The following discussion compares the financial results of the Company for the three months ended March 31, 2001 to the three months ended March 30, 2000.

         In February 2000, the Company restructured its weekly newsletter division by discontinuing publication of four of its weekly newsletters. In July 2000, the Company discontinued publication of the remaining two newsletters.

         On March 28, 2000, the Company sold the business of the Company and certain of the Company's wholly-owned subsidiaries constituting The Daily Deal and Corporate Control Alert (the "Business") to The Deal, L.L.C., a limited liability company (the "Purchaser"), owned by substantially all of the same stockholders as Holdings. The consideration for the sale was $7.5 million in cash and $2.5 million face amount of a membership interest in the Purchaser (the "Preferred Membership Interest"). The Preferred Membership Interest is included in Other Assets on the Balance Sheet. The Preferred Membership Interest accrues at 12.25% compounded annually and is convertible into 3.0% of the common equity of the Purchaser. In addition, the Purchaser paid the Company $1.68 million, representing the aggregate amount of operating losses incurred by the Company in connection with the operation of the Business for the month of March 2000. Due to the entire nature of the transaction, the Company has fully reserved against the Preferred Membership Interest from inception to the dividend date in Other Assets on the Balance Sheet.

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

         On January 31, 2001, the Company consummated the acquisition substantially all of the assets of and certain of the liabilities of Haslam Publications ("Haslam"), the leading publisher of jury verdict and settlement research data in California.

         Results of Operations

         Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000.

         Overview. Revenues increased by $0.2 million, or 0.4%, from $38.8 million for the three months ended March 31, 2000 to $39.0 million for the three months ended March 31, 2001. Total operating costs and expenses decreased $4.6 million, or 10.7%, from $42.9 million for the three months ended March 31, 2000 to $38.3 million for the three months ended March 31, 2001. As a result, the operating profit totaled $0.7 million for the three months ended March 31, 2001 as compared to an operating loss of $4.0 million for the three months ended March 31, 2000. EBITDA increased $5.1 million, or 161.6%, from $3.1 million for the three months ended March 31, 2000 to $8.2 million for the three months ended March 31, 2001. The operating profit and the increase in EBITDA during 2001 resulted primarily from a combination of lower operating expense coupled with a modest increase in net revenues. Revenue growth was primarily realized in new publications, the Company's acquisitions during 2000 and 2001, law firm advertising and tradeshow activity. Partially offsetting this revenue growth was the elimination of $0.4 million of revenue resulting from the sale of The Daily Deal in the first quarter of 2000, the discontinuation of the weekly newsletter division, in 2000, and lower classified and royalty revenue. Lower operating costs during 2001 were realized in the editorial, selling and general and administrative expense categories partially offset by higher production and distribution expense along with increased depreciation and amortization. Lower operating costs primarily resulted from the sale of The Daily Deal and the discontinuation of the weekly newsletter division, along with cost containment efforts by the Company. This decrease in operating costs was partially offset by increased costs related to new publications and acquisitions made during 2000 and 2001.

         Revenues. Advertising revenues increased $0.3 million, or 1.4%, from $21.7 million for the three months ended March 31, 2000 to $22.0 million for the three months ended March 31, 2001. Law firm advertising was the greatest contributor, which increased $0.8 million during 2001 over the same period in 2000, primarily from increased volumes along with new publications in 2001. Partially offsetting this growth was a decline in classified advertising of $0.5 million resulting from lower volume of growth in that category.

         Revenues from ancillary products increased $0.1 million, or 0.9% from $11.2 million for the three months ended March 31, 2000 to $11.3 million for the three months ended March 31, 2001. Although net revenue in this category increased only $0.1 million, strong growth was reflected in attendees and exhibitors' revenue at trade shows, seminar revenue, book revenue from new book titles and book updates along with increased newsletter and information service revenue resulting from acquisitions made during 2000 and 2001. This growth was partially offset by lower licensing and royalty fees and syndication revenue.

         Operating costs and expenses. Total operating costs and expenses decreased $4.6 million, or 10.6%, from $42.9 million for the three months ended March 31, 2000 to $38.3 million for the three months ended March 31, 2001. Lower operating costs during 2001 were realized in the editorial, selling and general and administrative expense categories partially offset by higher production and distribution costs along with increased depreciation and amortization. Lower operating costs primarily resulted from the sale of The Daily Deal and the discontinuation of the weekly newsletter division, along with cost containment efforts by the Company. This decrease in operating costs was partially offset by increased costs related to new publications and acquisitions made during 2000 and 2001. The new acquisitions commenced in 2000 and 2001 are fully reflected in the results for the three months ended March 31, 2001, while the results for the three months ended March 31, 2000 had no like expense.

         Editorial expenses decreased $1.7 million, or 22.1%, from $7.7 million for the three months ended March 31, 2000 to $6.0 million for the three months ended March 31, 2001. The decrease primarily resulted from reduced editorial costs of $2.3 million from the sale of The Daily Deal and Corporate Control Alert in early 2000 along with the discontinuation of the weekly newsletter division in 2000. This decrease was partially offset by increased costs of $0.5 million related to new publications and acquisitions made during 2000 and 2001.

         Production and distribution expenses increased $0.5 million, or 6.4%, from $8.2 million for the three months ended March 31, 2000 to $8.7 million for the three months ended March 31, 2000. The increase was primarily due to increased production and distribution expenses of $0.7 million for new publications and the acquisitions during 2000 and 2001 along with higher tradeshow costs of $0.3 million related to increased revenues in this division of the business. Partially offsetting these increased costs were lower costs from the sale of The Daily Deal and Corporate Control Alert in early 2000 along with the discontinuation of the weekly newsletter division in 2000.

         Selling expenses decreased $1.2 million, or 13.9%, from $8.9 million for the three months ended March 31, 2000 to $7.7 million for the three months ended March 31, 2001. The decrease was primarily attributable to the sale of The Daily Deal and Corporate Control Alert in early 2000 along with the discontinuation of the weekly newsletter division in 2000, which primarily reduced display advertising, circulation and telemarketing selling expenses. In addition, lower overall circulation costs throughout the Company were incurred, partially offset by increased costs related to new publications and acquisitions made during 2000 and 2001.

         General and administrative expenses decreased $2.4 million, or 22.5%, from $10.9 million for the three months ended March 31, 2000 to $8.5 million for the three months ended March 31, 2001. This decrease resulted primarily from the sale of The Daily Deal in the first quarter of 2000 and the discontinuation of the weekly newsletter division. In addition, a reduction in 2001 of temporary support needed for special projects along with decreased professional fees attributed to the reduction in 2001 expenses added to this decrease. Partially offsetting these reductions were higher costs related to new publications and acquisitions made during 2000 and 2001.

         Depreciation and amortization increased $0.4 million, or 4.6%, from $7.1 million for the three months ended March 31, 2000 to $7.5 million for the three months ended March 31, 2001. Higher depreciation and amortization resulted from system enhancements and upgrades along with computer equipment purchases throughout 2000 and 2001. Acquisitions in 2000 and the first quarter of 2001 also contributed to the year-over-year increase in this category.

         Operating profit. As a result of the above factors, operating profit totaled $0.7 million for the three months ended March 31, 2001 as compared to an operating loss of $4.0 million for the three months ended March 31, 2000. In addition, EBITDA increased $5.1 million, or 161.6%, from $3.1 million for the three months ended March 31, 2000 to $8.2 million for the three months ended March 31, 2001.

Liquidity and Capital Resources

         Capital expenditures. Capital expenditures decreased $1.8 million, or 66.6%, from $2.7 million for the three months ended March 31, 2000 compared to $0.9 million for the three months ended March 31, 2001. Capital expenditures for the first quarter of 2000 included costs of $0.4 million attributable to the Business prior to its sale and higher costs relating to the initial outlay for the Company's investment in new editorial and advertising systems to support new initiatives and the expansion of existing products. Expenditures in the first quarter of 2001 primarily resulted from database development and enhancements to existing computer systems.

         Net cash provided by operating activities. Net cash provided by operating activities was $1.9 million for the three months ended March 31, 2001, which primarily reflects depreciation and amortization of $7.5 million, an increase in accrued interest payable of $4.4 million, a decrease in accounts receivable of $0.6 million and a decrease in other assets of $0.6 million, partially offset by a decrease in accounts payable and accrued expenses of $6.8 million, a net loss of $3.8 million, and decreases in deferred income of $0.3 million and other non-current liabilities of $0.3 million.

         Net cash used in investing activities. Net cash used in investing activities was $6.9 million for the three months ended March 31, 2001, resulting from the Haslam acquisition in January 2001 and capital expenditures of $0.9 million during the first quarter of 2001.

          Net cash provided by financing activities. Net cash provided by financing activities totaled $4.7 million for the three months ended March 31, 2001, which reflects a net drawdown of $4.7 million under the Company's Revolving Credit Facility.

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

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

         10.10++ Second Amendment to License Agreement between the Company and Law.com, Inc. dated May 15, 2001.

         (b)   Reports on Form 8-K.

         None.










++ Confidential treatment has been requested for certain portions of this document.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                    AMERICAN LAWYER MEDIA, INC.

                    May 15, 2001     /s/ WILLIAM L. POLLAK
                                    -----------------------------------------
                                            William L. Pollak
                                    President and Chief Executive Officer

                    May 15, 2001     /s/ LESLYE G. KATZ
                                    ------------------------------------------
                                              Leslye G. Katz
                                    Vice President and Chief Financial Officer