Form 10-Q
period 2001-06-30
AMERICAN LAWYER MEDIA INC
filed 2001-08-14
CIK 1059498

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2001.

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



As of August 14, 2001, there were 100 shares of the registrant's common stock, $.01 par value, outstanding.

                           AMERICAN LAWYER MEDIA, INC.

                                      INDEX

                                                                                     PAGE
                                                                                     ----
PART I

FINANCIAL INFORMATION

        ITEM 1. FINANCIAL  STATEMENTS

          Consolidated Balance Sheets at June 30, 2001 (unaudited)
               and December 31, 2000...........................................       1
          Consolidated Statements of Operations (unaudited) for the Six
              Months Ended June 30, 2001 and 2000..............................       2
          Consolidated Statements of Operations (unaudited) for the Three
              Months Ended June 30, 2001 and 2000..............................       3
          Consolidated Statement of Changes in Stockholder's Equity for
              the Six Months Ended June 30, 2001 (unaudited)...................       4
          Consolidated Statements of Cash Flows (unaudited) for the Six
              Months Ended June 30, 2001 and 2000..............................       5
          Notes to Consolidated Financial Statements at
              June 30, 2001 (unaudited)........................................    6-11

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............      12

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK..............................................      18
PART II

OTHER INFORMATION

        ITEM 1. LEGAL PROCEEDINGS..............................................      19

        ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS......................      19

        ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................      19

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS.............................................      19

        ITEM 5. OTHER INFORMATION..............................................      19

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...............................      19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AMERICAN LAWYER MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            JUNE 30,        DECEMBER 31,
                                                                             2001               2000
                                                                          ---------         ------------
                                                                         (UNAUDITED)
                                            ASSETS
Current assets:
Cash and cash equivalents .......................................        $   1,618         $   2,263
Accounts receivable, net of allowance for doubtful accounts
  and returns of $2,425 and $2,836, respectively ................           18,555            19,613
Inventories, net ................................................            1,665             1,561
Other current assets ............................................            3,634             3,793
                                                                         ---------         ---------
     Total current assets .......................................           25,472            27,230
Property, plant and equipment, net of accumulated
  depreciation and amortization of $12,851 and $10,045,
  respectively ..................................................           12,916            14,000
Intangible assets, net of accumulated amortization of $41,751
  and $35,838, respectively .....................................          135,041           139,757
Goodwill, net of accumulated amortization of $42,170 and
  $35,881, respectively .........................................          147,333           148,083
Deferred financing costs, net of accumulated amortization of
  $2,943 and $2,501, respectively ...............................            4,972             5,277
Other assets ....................................................              401             5,188
                                                                         ---------         ---------

      Total assets ..............................................        $ 326,135         $ 339,535
                                                                         =========         =========
                             LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable ................................................        $   6,962         $   8,922
Accrued expenses ................................................            9,310            10,433
Accrued interest payable ........................................              912               867
Deferred income (including deferred subscription income of
  $17,107 and $16,975, respectively) ............................           22,084            21,891
                                                                         ---------         ---------
      Total current liabilities .................................           39,268            42,113
Long-term debt:
Revolving credit facility .......................................           27,200            20,500
Senior notes ....................................................          175,000           175,000
                                                                           -------           -------
          Total long-term debt ..................................          202,200           195,500
Deferred income taxes ...........................................           31,821            33,327
Other noncurrent liabilities ....................................            6,444             6,877
                                                                         ---------         ---------
Total liabilities ...............................................          279,733           277,817
Stockholder's equity:
Common stock-$.01 par value; 1,000 shares authorized; 100
  issued and outstanding at June 30, 2001 and December 31, 2000 .               --                --
Paid-in-capital .................................................          130,253           130,253
Accumulated deficit .............................................          (83,791)          (68,535)
Accumulated other comprehensive loss ............................              (60)               --
                                                                         ---------         ---------
      Total stockholder's equity ................................           46,402            61,718
                                                                         ---------         ---------
      Total liabilities and stockholder's equity ................        $ 326,135         $ 339,535
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

                           AMERICAN LAWYER MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                        FOR THE SIX MONTHS ENDED
                                                JUNE 30,
                                       --------------------------
                                         2001             2000
                                       --------         --------
REVENUES:
Periodicals:
  Advertising .................        $ 44,559         $ 44,959
  Subscription ................          11,558           11,884
Ancillary products and services          20,715           22,687
                                       --------         --------

  Total net revenues ..........          76,832           79,530
                                       --------         --------
OPERATING EXPENSES:
Editorial .....................          11,771           13,665
Production and distribution ...          16,635           16,099
Selling .......................          14,833           16,583
General and administrative ....          20,158           20,307
Depreciation and amortization .          14,994           14,264
                                       --------         --------

  Total operating expenses ....          78,391           80,918
                                       --------         --------
  Operating loss ..............          (1,559)          (1,388)
Interest expense ..............         (10,070)          (9,812)
Other (loss) income ...........          (4,672)              30
                                       --------         --------

  Loss before income taxes ....         (16,301)         (11,170)

Benefit for income taxes ......           1,045            1,611
                                       --------         --------

  Net loss ....................        $(15,256)        $ (9,559)
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

                          AMERICAN LAWYER MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                       FOR THE THREE MONTHS ENDED
                                                JUNE 30,
                                       --------------------------
                                         2001              2000
                                       --------         ---------
REVENUES:
Periodicals:
  Advertising .................        $ 22,582         $ 23,232
  Subscription ................           5,810            6,008
Ancillary products and services           9,426           11,447
                                       --------         --------

  Total net revenues ..........          37,818           40,687
                                       --------         --------
OPERATING EXPENSES:
Editorial .....................           5,792            5,992
Production and distribution ...           7,887            7,881
Selling .......................           7,160            7,672
General and administrative ....          11,697            9,383
Depreciation and amortization .           7,524            7,121
                                       --------         --------

  Total operating expenses ....          40,060           38,049
                                       --------         --------
  Operating (loss) income .....          (2,242)           2,638
Interest expense ..............          (5,025)          (4,882)
Other (loss) income ...........          (4,692)              17
                                       --------         --------

  Loss before income taxes ....         (11,959)          (2,227)

Benefit for income taxes ......             470              805
                                       --------         --------

  Net loss ....................        $(11,489)        $ (1,422)
                                       ========         ========



The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                                      ACCUMULATED
                                                                       ADDITIONAL                        OTHER
                                                          PAR           PAID-IN      ACCUMULATED      COMPREHENSIVE
                                           SHARES        VALUE          CAPITAL        DEFICIT            LOSS          TOTAL
                                           ------        -----          -------        -------            ----          -----
                                               COMMON STOCK
                                           -------------------
Balance at December 31, 2000 ............    100       $   --          $ 130,253     $ (68,535)       $       --      $ 61,718
Net loss ................................     --           --                 --       (15,256)               --       (15,256)
Unrealized loss on equity securities
  available for sale, net of taxes ......     --           --                 --            --               (60)          (60)
                                           -----       ------          ---------     ---------        ----------      --------
    Total comprehensive loss ............     --           --                 --            --                --       (15,316)
Balance at June 30, 2001 ................    100       $   --          $ 130,253     $ (83,791)       $      (60)     $ 46,402
                                           =====       ======          =========     =========        ==========      ========

The accompanying notes to the consolidated financial statements are an integral part of this statement.

                           AMERICAN LAWYER MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                     ------------------------
                                                                       2001            2000
                                                                     --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................................      $(15,256)      $ (9,559)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
Depreciation and amortization .................................        14,994         14,264
Non-cash interest .............................................           443            416
Impairment of private equity securities .......................         4,700             --
   Decrease (increase) in:
Accounts receivable, net ......................................         1,163         (5,615)
Inventories ...................................................          (104)            30
Other current assets ..........................................           129            500
Other assets ..................................................           637            (36)
  (Decrease) increase in:
Accounts payable ..............................................        (1,987)        (1,624)
Accrued expenses ..............................................        (1,770)        (1,181)
Accrued interest payable ......................................            44             28
Deferred income ...............................................          (661)           785
Other noncurrent liabilities ..................................        (1,939)        (1,124)
                                                                     --------       --------
  Total adjustments ...........................................        15,649          6,443
                                                                     --------       --------
  Net cash provided by (used in) operating activities .........           393         (3,116)
                                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..........................................        (1,706)        (3,538)
Proceeds received from sale of business .......................            --          9,184
Purchase of business ..........................................        (5,894)        (4,950)
                                                                     --------       --------
  Net cash (used in) provided by investing activities .........        (7,600)           696
                                                                     --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Advance on revolving credit facility ..........................         6,700          2,000
Payment of deferred financing costs ...........................          (138)            --
                                                                     --------       --------
  Net cash provided by financing activities ...................         6,562          2,000
                                                                     --------       --------
  Net decrease in cash ........................................          (645)          (420)
                                                                     --------       --------

CASH, beginning of period .....................................         2,263          1,598
                                                                     --------       --------

CASH, end of period ...........................................      $  1,618       $  1,178
                                                                     ========       ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
  Income taxes ................................................      $    863       $     --
                                                                     ========       ========
  Interest ....................................................      $  9,594       $  9,296
                                                                     ========       ========
Non-cash:
  Preferred membership interest received from sale of  business      $     --       $  2,500
                                                                     ========       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

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

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

        Ancillary products and services revenues consist principally of third-party printing revenues, newsletter subscriptions, sales of professional books and seminar and trade show revenues and income from a daily fax service of court decisions. Printing revenues are recorded upon shipment. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as periodical subscription revenues. Seminar and trade show revenues are recognized when the seminar or trade show is held. Daily fax service revenue is recognized upon fulfillment of orders.

Deferred Subscription Income

        Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,790,500 and $2,631,500 are included in accounts receivable in the accompanying consolidated June 30, 2001 and December 31, 2000 balance sheets, respectively.

Advertising and Promotion Expenditures

        Advertising and promotion expenditures totaled approximately $1,863,300 and $2,100,900 for the three months ended June 30, 2001 and 2000, respectively, and $3,732,700 and $4,370,600 for the six months ended June 30, 2001 and 2000, respectively. These costs are expensed as the related advertisement or campaign is released.

Cash and Cash Equivalents

        The Company considers time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

        Inventories consist principally of paper and related binding materials utilized by the Company and its outside printers and professional books published and sold by the Company. Inventories are stated at the lower of cost, as determined by the average cost method, or market.

Accounting for Long-Lived Assets

        In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," the Company periodically reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. Impairment of long-lived assets exists if, at a minimum, the future expected cash flows (undiscounted and without interest charges) from an entity's operations are less than the carrying value of these assets. The Company does not believe that any such impairment has occurred related to goodwill or intangibles. Reference is made in Note 4 for write-downs taken on investments.

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

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements

         On June 30, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS No. 141"), Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and eliminates the pooling method of accounting. With adoption of SFAS No. 142, effective January 1, 2002, goodwill will no longer be subject to amortization over its estimated useful life. However, goodwill will be subject to at least an annual assessment for impairment and more frequently if circumstances indicate a possible impairment. Companies must perform a fair-value-based goodwill impairment test. In addition, under SFAS 142, an acquired intangible asset should be separately recognized if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets will be amortized over their useful lives. The Company is assessing the impact of SFAS 142 and is evaluating whether or not the Company may incur an impairment charge in accordance with the adoption of this statement.

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

3. DEBT

        On December 22, 1997, the Company issued $175,000,000 aggregate principal amount of 9.75% Senior Notes (the "Senior Notes") due December 15, 2007. The Senior Notes are unsecured general senior obligations of the Company and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of the Company's existing and future subsidiaries. The subsidiary guarantors comprise all of the direct and indirect subsidiaries of the Company and each of the subsidiary guarantors is a wholly-owned subsidiary of the Company. Separate financial statements of, and other disclosures concerning, the subsidiary guarantors are not included herein because of the subsidiary guarantors' full and unconditional guarantee of the Senior Notes and management's determination that separate financial statements and other disclosures concerning the subsidiary guarantors are not material and would not provide any additional meaningful disclosure. The Senior Notes may be redeemed at any time by the Company, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Senior Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by the Company and its subsidiaries, the payment of dividends and other restricted payments by the Company and its subsidiaries, asset sales, transactions with affiliates, the incurrence of liens and mergers and consolidations. Assuming there is no redemption of the Senior Notes prior to maturity, the entire principal will be payable on December 15, 2007.

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

3.  DEBT (CONTINUED)

         On March 25, 1998, Holdings and the Company signed a credit agreement with various banks that has a combined revolving commitment in the initial principal amount of $40,000,000 (the "Revolving Credit Facility"). Financial costs associated with the Revolving Credit Facility 3. DEBT (CONTINUED) have been capitalized and are being amortized over the term of the agreement. The Revolving Credit Facility is guaranteed by Holdings and by all subsidiaries of the Company. In addition, the Revolving Credit Facility is secured by a first priority security interest in substantially all of the properties and assets of the Company and its domestic subsidiaries, including a pledge of all of the stock of such subsidiaries, and a pledge by Holdings of all of the stock of the Company. The Revolving Credit Facility bears interest at a fluctuating rate determined by reference to (i) the base rate plus a margin ranging from .25% to 1.5%, or (ii) the Eurodollar Rate plus a margin ranging from 1.25% to 2.5%, as the case may be. The applicable margin is based on the Company's total consolidated leverage ratio. The base rate equals the higher of (a) the rate of interest publicly announced from time to time by Bank of America as its reference rate, or (b) the Federal funds rate plus .5%. The Eurodollar Rate is based on (i) the interest rate per annum at which deposits in U.S. Dollars are offered by Bank of America's applicable lending office to major banks in the offshore market account in an aggregate principal amount approximately equal to the amount of the loan made to the Company and (ii) the maximum reserve percentage in effect under regulations issued from time to time by the Federal Reserve Board. The Company is also required to pay customary fees with respect to the Revolving Credit Facility, including an up-front arrangement fee, annual administrative agency fees and commitment fees on the unused portion of the Revolving Credit Facility. The Revolving Credit Facility includes both affirmative and negative covenants that include meeting certain financial ratios. Assuming there is no repayment of the Revolving Credit Facility prior to term, the entire amount will be payable on March 31, 2003.

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

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)


3. DEBT (CONTINUED)

        Effective August 10, 2001, the Revolving Credit Facility was amended to permanently reduce the aggregate revolving commitment to $29 million as well as to waive compliance with certain of the covenants at June 30, 2001. The Company and lenders under the Revolving Credit Facility will discuss further amendments to the Revolving Credit Facility.

        At June 30, 2001, the amount outstanding under the Revolving Credit Facility was $27.2 million. The available balance under the unused commitment is reduced by any letters of credit outstanding, which totaled $1,121,000 at June 30, 2001. A 10% increase in the average interest rate of borrowing under the Revolving Credit Facility during the six months ended June 30, 2001 would have increased the Company's net loss to approximately $15,360,000.

4. OTHER LOSS (INCOME)

         During the second quarter of 2001, the Company wrote off certain investments as the decline in value of these investments has been deemed to be other than temporary. This write-down of $4.7 million has been included in other
(loss) income.

5. RESTRUCTURING CHARGE

         During the second quarter of 2001, upon the announcement of its plan to restructure certain of its operations, the Company accrued approximately $1.7 million of restructuring charges. These charges primarily relate to severance arrangements and have been included in operating income. As of June 30, 2001, approximately $1.3 million representing the unpaid charges has been included in accrued expenses.

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

OVERVIEW

        The following discussion compares the financial results of the Company for the three and six months ended June 30, 2001 to the three and six months ended June 30, 2000.

        In February 2000, the Company discontinued publication of four of its weekly newsletters. In July 2000, the Company discontinued publication of the remaining two weekly newsletters.

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

        During the second quarter of 2001, the Company recorded a one-time restructuring charge of $1.7 million resulting from the elimination of 70 full time positions including the Company's Chief Financial Officer. Restructuring component costs primarily consisted of severance, related payroll taxes and outside consulting services. At June 30, 2001, $0.4 million was charged against the recorded accrual.

        During the second quarter of 2001, the Company recorded a permanent impairment of $4.7 million on its private equity investments.

RESULTS OF OPERATIONS

         Six Months Ended June 30, 2001 Compared to Six Months Ended June 30,
2000

        Overview. Revenues decreased by $2.7 million, or 3.4%, from $79.5 million for the six months ended June 30, 2000 to $76.8 million for the six months ended June 30, 2001. Total operating costs and expenses decreased $2.5 million, or 3.1%, from $80.9 million for the six months ended June 30, 2000 to $78.4 million for the six months ended June 30, 2001. As a result, the net operating loss totaled $1.6 million for the six months ended June 30, 2001 as compared to a net operating loss of $1.4 million for the six months ended June 30, 2000. "EBITDA" is defined as income before interest, income tax, depreciation and amortization and other (loss) income. EBITDA increased $0.5 million, or 4.3%, from $12.9 million for the six months ended June 30, 2000 to $13.4 million for the six months ended June 30, 2001. Total operating costs and EBITDA for 2001 include a $1.7 million pre-tax charge resulting from the restructuring within the Company. Excluding this restructuring charge, total operating costs during the current year would have decreased $4.2 million, or 5.2%, and EBITDA would have increased $2.2 million, or 17.4%, during the current year over the same period during the prior year. Excluding the restructuring charge, the operating profit and the increase in EBITDA during 2001 resulted primarily from operating costs declining at a quicker pace than revenue.

         Revenue declines for the six months ended June 2001 from the six months ended June 30, 2000 primarily resulted from lower content licensing fees and royalty fees, the elimination of $0.5 million of revenue resulting from the sale of The Daily Deal in the first quarter of 2000 and the discontinuation of the weekly newsletter division in 2000 along with declines in advertising and subscription revenue. Partially offsetting this decline are increased revenues realized in new publications and the Company's acquisitions during 2000 and 2001. Lower operating costs during 2001 were realized in the editorial, selling and general and administrative expense categories partially offset by higher production expense along with increased depreciation and amortization. Lower operating costs primarily resulted from the sale of The Daily Deal and the discontinuation of the weekly newsletter division, direct cost related to the reduction of revenue and cost containment efforts by the Company. This decrease in operating costs was partially offset by increased costs related to new publications and acquisitions made during 2000 and 2001 along with the restructuring charge recorded in June 2001.

        Revenues. Advertising revenues decreased $0.4 million, from $45.0 million for the six months ended June 30, 2000 to $44.6 million for the six months ended June 30, 2001. The year over year decline in advertising revenue primarily resulted from a decrease in classified advertising revenue of $2.0 million across all of the Company's core publications. Also contributing to this decline was a decrease in legal notice advertising of $0.2 million during the six months ended June 30, 2001 as compared to the same period last year. Partially offsetting these declines were strong growth in law firm advertising, which grew $1.6 million, or 34.0%, from $4.8 million for the six months ended June 30, 2000 to $6.5 million for the six months ended June 30, 2001 along with increases in directories and consumer advertising. Growth in law firm advertising resulted primarily from increased advertising pages, increased frequency in two publications and new publications in 2001.

        Subscription revenues decreased $0.3 million, or 2.7%, from $11.9 million for the six months ended June 30, 2000 to $11.6 million for the six months ended June 30, 2001. The decline in subscription revenue in 2001 resulted primarily from slight declines throughout all of the Company's publications.

        Revenues from ancillary products decreased $2.0 million, or 8.7%, from $22.7 million for the six months ended June 30, 2000 to $20.7 million for the six months ended June 30, 2001. A decline in revenue from ancillary products resulted primarily from lower content licensing and royalty fees and lower domestic seminar and tradeshow revenue due to a decline in attendance. This decline was partially offset by year over year revenue growth in information services and overseas tradeshows acquired during 2000 and 2001.

        Operating costs and expenses. Total operating costs and expenses decreased $2.5 million, or 3.1%, from $80.9 million for the six months ended June 30, 2000 to $78.4 million for the six months ended June 30, 2001. Lower operating costs during 2001 were realized in the editorial, selling and general and administrative expense categories but were partially offset by higher production and distribution costs along with increased depreciation and amortization. Included in operating costs for 2001 is a one time restructuring charge of $1.7 million. Excluding this charge, total operating costs decreased $4.2 million, or 5.2%. Lower operating costs of $6.2 million primarily resulted from the sale of The Daily Deal and the discontinuation of the weekly newsletter division, along with savings from cost containment efforts by the Company. This decrease in operating costs was partially offset by increased costs related to new publications and acquisitions made during 2000 and 2001. The new acquisitions commenced in 2000 and 2001 are fully reflected in the results for the six months ended June 30, 2001, while the results for the six months ended June 30, 2000 only had a portion of those expenses.

        Editorial expenses decreased $1.9 million, or 13.9%, from $13.7 million for the six months ended June 30, 2000 to $11.8 million for the six months ended June 30, 2001. The decrease primarily resulted from reduced editorial costs of $2.5 million from the sale of The Daily Deal and Corporate Control Alert in early 2000 along with the discontinuation of the weekly newsletter division in 2000. This decrease was partially offset by increased costs of $0.5 million related to new publications and acquisitions made during 2000 and 2001.

        Production and distribution expenses increased $0.5 million, or 3.3%, from $16.1 million for the six months ended June 30, 2000 to $16.6 million for the six months ended June 30, 2000. The increase was primarily due to higher costs of $1.3 million for new publications and acquisitions made during 2000 and 2001. Partially offsetting these increased costs were lower costs of $0.7 million from the sale of The Daily Deal and Corporate Control Alert in early 2000 along with the discontinuation of the weekly newsletter division in 2000.

        Selling expenses decreased $1.8 million, or 10.6%, from $16.6 million for the six months ended June 30, 2000 to $14.8 million for the six months ended June 30, 2001. The decrease was primarily attributable to lower selling costs of $1.3 million from the sale of The Daily Deal and Corporate Control Alert in early 2000 along with the discontinuation of the weekly newsletter division in 2000, which primarily reduced display advertising, circulation and telemarketing selling expenses. In addition, lower overall circulation costs throughout the Company were incurred, partially offset by increased costs related to new publications and acquisitions made during 2000 and 2001.

        General and administrative expenses decreased $0.1 million, or 0.7%, from $20.3 million for the six months ended June 30, 2000 to $20.2 million for the six months ended June 30, 2001. Included in general and administrative expense for 2001 is the one time restructuring charge of $1.7 million. Excluding this charge, general and administrative expense decreased $1.8 million, or 9.0%. The decrease resulted from savings of $1.6 million from the sale of The Daily Deal in the first quarter of 2000 and the discontinuation of the weekly newsletter division. In addition, a reduction in corporate salaries and incentives, bad debt and consulting costs contributed to the expense reduction in 2001. Partially offsetting these reductions were higher costs related to new publications and acquisitions made during 2000 and 2001 along with increased legal and professional fees.

        Depreciation and amortization increased $0.7 million, or 5.1%, from $14.3 million for the six months ended June 30, 2000 to $15.0 million for the six months ended June 30, 2001. Higher depreciation and amortization resulted from system enhancements and upgrades, facilities and equipment modernization, along with computer equipment purchases throughout 2000 and 2001. Acquisitions in 2000 and the first quarter of 2001 also contributed to the year-over-year increase in this category.

        Operating loss. As a result of the above factors, operating loss totaled $1.6 million for the six months ended June 30, 2001 as compared to an operating loss of $1.4 million for the six months ended June 30, 2000. EBITDA increased $0.5 million, or 4.3%, from $12.9 million for the six months ended June 30, 2000 to $13.4 million for the six months ended June 30, 2001. Excluding the 2001 restructuring charge, the Company would have recorded an operating profit of $0.1 million and EBITDA would have increased $2.2 million, or 17.4% during the quarter ended June 30, 2001 over the same period during the prior year.

         Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

        Overview. Revenues decreased by $2.9 million, or 7.1%, from $40.7 million for the quarter ended June 30, 2000 to $37.8 million for the quarter ended June 30, 2001. Total operating costs and expenses increased $2.0 million, or 5.3%, from $38.1 million for the quarter ended June 30, 2000 to $40.1 million for the quarter ended June 30, 2001. As a result, the net operating loss totaled $2.2 million for the quarter ended June 30, 2001 as compared to an operating profit of $2.6 million for the quarter ended June 30, 2000. EBITDA decreased $4.5 million, or 45.9%, from $9.8 million for the quarter ended June 30, 2000 to $5.3 million for the quarter ended June 30, 2001. Total operating costs and EBITDA for the quarter ended June 30, 2001 include a $1.7 million pre-tax charge resulting from the restructuring within the Company. Excluding this restructuring charge, total operating costs would have increased $0.3 million, or 0.9% and EBITDA would have decreased $2.8 million, or 28.6% during the quarter ended June 30, 2001 over the same period of the prior year. Excluding the restructuring charge, the operating loss of $0.6 million and the decrease in EBITDA during 2001 resulted primarily from the decline in total revenue.

         Revenue declines for the quarter ended June 30, 2001 from the quarter ended June 30, 2000 primarily resulted from lower content licensing fees and royalty fees, declines in advertising and subscription revenue and the discontinuation of the weekly newsletter division. Partially offsetting this decline are increased revenues from new publications and the Company's acquisitions during 2000 and 2001. Higher operating costs during the three months ended June 30, 2001 over the same period of the prior year primarily resulted from a restructuring charge recorded in the second quarter of this year along with increased costs related to new publications and acquisitions made during 2000 and 2001 and increased depreciation and amortization. These increases in operating costs were partially offset by lower editorial and selling expenses.

        Revenues. Advertising revenues decreased $0.6 million, or 2.8%, from $23.2 million for the quarter ended June 30, 2000 to $22.6 million for the quarter ended June 30, 2001. The decline in advertising revenue primarily resulted from a decrease in classified advertising revenue of $1.5 million across all of the Company's core publications. Also contributing to this decline was a decrease in legal notice advertising of $0.3 million during the quarter ended June 30, 2001 over the same period last year. Partially offsetting these declines were strong growth in law firm advertising, which grew $0.9 million, or 34.4%, from $2.5 million for the quarter ended June 30, 2000 to $3.4 million for the quarter ended June 30, 2001 along with increases in directories and consumer advertising revenue. Growth in law firm advertising revenues resulted primarily from increased advertising pages, increased frequency in two publications and new publications in 2001.

        Subscription revenues decreased $0.2 million, or 3.3%, from $6.0 million for the quarter ended June 30, 2000 to $5.8 million for the quarter ended June 30, 2001. The decline in subscription revenue in 2001 resulted primarily from slight declines throughout all of the Company' s publications.

        Revenues from ancillary products decreased $2.0 million, or 17.7%, from $11.4 million for the quarter ended June 30, 2000 to $9.4 million for the quarter ended June 30, 2001. A decline in revenue from ancillary products resulted primarily from lower content licensing and royalty fees, lower book revenue due to timing of book releases and lower domestic seminar and tradeshow revenue due to a decline in attendance. This decline was partially offset by revenue growth in information services and overseas tradeshows acquired during 2000 and 2001.

        Operating costs and expenses. Total operating costs and expenses increased $2.0 million, or 5.3%, from $38.1 million for the quarter ended June 30, 2000 to $40.1 million for the quarter ended June 30, 2001. Higher operating costs during the second quarter of 2001 as compared to the second quarter of 2000 resulted primarily from a $1.7 million restructuring charge recorded in June 2001 along with increased costs related to new publications and acquisitions made during 2000 and 2001 and increased depreciation and amortization. These increases in operating costs were partially offset by lower editorial and selling expenses. Excluding the restructuring charge, total operating costs increased $0.3 million, or 0.9%.

        Editorial expenses decreased $0.2 million, or 3.3%, from $6.0 million for the quarter ended June 30, 2000 to $5.8 million for the quarter ended June 30, 2001. The decrease resulted from reduced editorial costs due to the discontinuation of the weekly newsletter division in 2000.

        Production and distribution expenses remained flat at $7.9 million for both quarters ended June 30, 2000 and June 30, 2001. Although there was no overall change in this category, increased costs of $0.6 million were recorded from new publications and acquisitions made during 2000 and 2001 and were fully offset by lower mechanical and distribution costs from the Company's book and tradeshow divisions and various other publications.

        Selling expenses decreased $0.5 million, or 6.7%, from $7.7 million for the quarter ended June 30, 2000 to $7.2 million for the quarter ended June 30, 2001. The decrease was primarily attributable to lower selling costs of

$0.1 million from the discontinuation of the weekly newsletter division in 2000, lower classified advertising costs resulting from declines in classified revenue along with reduced circulation and general marketing costs. Partially offsetting this decline were higher costs of $0.2 million related to new publications and acquisitions made during 2000 and 2001.

        General and administrative expenses increased $2.3 million, or 24.7%, from $9.4 million for the quarter ended June 30, 2000 to $11.7 million for the quarter ended June 30, 2001. Included in general and administrative expense for the second quarter 2001 is a restructuring charge of $1.7 million. Excluding this charge, general and administrative expense increased $0.6 million, or 6.8%. The increase resulted primarily from higher costs of $0.7 million related to new publications and acquisitions made during 2000 and 2001, along with increased legal and professional fees. These increases were partially offset by lower corporate salary and incentive costs and savings from the discontinuation of the weekly newsletter division in 2000.

        Depreciation and amortization increased $0.4 million, or 5.7%, from $7.1 million for the quarter ended June 30, 2000 to $7.5 million for the quarter ended June 30, 2001. Higher depreciation and amortization resulted from system enhancements and upgrades, facilities and equipment modernization, along with computer equipment purchases throughout 2000 and 2001. Acquisitions in 2000 and the first quarter of 2001 also contributed to the year-over-year increase in this category.

        Operating loss. As a result of the above factors, the operating loss totaled $2.2 million for the quarter ended June 30, 2001 as compared to an operating profit of $2.6 million for the quarter ended June 30, 2000. EBITDA decreased $4.5 million, or 45.9%, from $9.8 million for the quarter ended June 30, 2000 to $5.3 million for the quarter ended June 30, 2001. Total operating loss and EBITDA for the quarter ended June 30, 2001 include a $1.7 million pre-tax charge resulting from the restructuring within the Company. Excluding this restructuring charge, the Company would have recorded an operating loss of $0.6 million and EBITDA would have decreased $2.8 million, or 28.6% during the second quarter of 2001 over the same period during 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Capital expenditures. Capital expenditures decreased $1.8 million, or 51.8%, from $3.5 million for the six months ended June 30, 2000 compared to $1.7 million for the six months ended June 30, 2001. Capital expenditures for the 2000 period included costs of $0.4 million attributable to the Business prior to its sale and higher costs relating to the initial outlay for the Company's investment in new editorial and advertising systems to support new initiatives and the expansion of existing products. Capital expenditures for 2001 primarily result from database development, enhancements to existing computer systems and facilities and equipment modernization.

        Net cash provided by operating activities. Net cash provided by operating activities was $0.4 million for the six months ended June 30, 2001, which primarily reflects depreciation and amortization of $15.0 million, a decrease of $4.7 million in investment of private equity securities, a decrease in other assets of $0.6 million, a decrease in accounts receivable of $1.2 million and an increase in non-cash interest of $0.4 million, partially offset by a net loss of $15.3 million, a decrease in accounts payable and accrued expenses of $3.8 million, a decrease in other non-current liabilities of $1.9 million and a decrease in deferred income of $0.7 million.

        Net cash used in investing activities. Net cash used in investing activities was $7.6 million for the six months ended June 30, 2001, resulting from the Haslam acquisition in January 2001 and capital expenditures made during the 2001 period.

         Net cash provided by financing activities. Net cash provided by financing activities totaled $6.6 million for the six months ended June 30, 2001, which reflects a net drawdown of $6.7 million under the Company's Revolving Credit Facility partially offset by financing fee payments.

        The Company maintains a $29.0 million credit facility with various lending institutions. At June 30, 2001 the Company had $27.2 million of borrowings outstanding and accrues interest as described in Note 3 to the Consolidated Financial Statements. For details regarding the terms of the Revolving Credit Facilities, see Note 3 to the Consolidated Financial Statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        See Note 3 to the Consolidated Financial Statements.

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

        None.

        (b)   Reports on Form 8-K.

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                  AMERICAN LAWYER MEDIA, INC.

                  August 14, 2001       /s/ WILLIAM L. POLLAK
                                  -----------------------------------------
                                           William L. Pollak
                                  President and Chief Executive Officer


                  August 14, 2001       /s/ STEPHEN C. JACOBS
                                  ------------------------------------------
                                           Stephen C. Jacobs
                                  Vice President and Chief Financial Officer