Form 10-K
period 2002-12-31
AMERICAN LAWYER MEDIA INC
filed 2003-03-31
CIK 1059498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Number: 333-50117

AMERICAN LAWYER MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3980414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

345 Park Avenue South, New York, New York	10010 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (212) 779-9200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

     Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

     As of March 28, 2003, 100 shares of Common Stock, par value $.01 per share, were outstanding, all of which were held by American Lawyer Media Holdings, Inc.

Documents Incorporated by Reference

See Exhibit Index

EXPLANATORY NOTE

     American Lawyer Media, Inc. (the “Company”) is not currently required to file reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not currently an “issuer” within the meaning of the Sarbanes-Oxley Act of 2002. The Company is filing this annual report on Form 10-K pursuant to a covenant contained in the Indenture dated December 22, 1997 between the Company and The Bank of New York, as Trustee, governing the Company’s 9 3/4 % Senior Notes due 2007.

PART I

Item 1. Business

     Unless the context otherwise requires: (i) “we,” “us,” “our” or “ALM” refers to American Lawyer Media, Inc. and its subsidiaries; (ii) “Holdings” refers to American Lawyer Media Holdings, Inc., which is our parent. References herein to our estimated circulation include total paid and free circulation for all of our periodicals. References herein to readership include estimated circulation plus combined pass-along readership unadjusted for any overlap that exists among readers of our various publications.

     This report contains forward-looking statements. Such statements are based upon the beliefs and assumptions of, and on information available to, our management at the time such statements are made. The following are or may constitute forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995: (i) statements preceded by, followed by or that include the words “may,” “will,” “could,” “should,” “believe,” “expect,” “future,” “potential,” “anticipate,” “intend,” “plan,” “estimate” or “continue” or the negative or other variations thereof and (ii) statements regarding matters that are not historical facts. Such forward-looking statements are subject to various risks and uncertainties, including, without limitation, (i) general economic conditions and developments in the legal services industry or the publishing industry, (ii) product demand and pricing, (iii) the success of new initiatives, (iv) increased competition with respect to services we provide and for advertising and subscription revenue and (v) sufficiency of cash flow to fund our operations.

Company Overview

     We publish 23 periodicals, including several leading national periodicals and regional publications serving four of the five largest state legal markets. Our nationally-recognized periodicals include The American Lawyer, a monthly magazine containing articles and features targeted to attorneys practicing in large law firms, and The National Law Journal, the nation’s largest selling weekly legal newspaper, which covers the law, lawyers and litigation. Our regional publications are led by the New York Law Journal, a daily publication with one of the largest paid circulations of regional legal newspapers in the United States. In addition, we publish six other daily newspapers serving Atlanta, Philadelphia, Northern California, Miami, Fort Lauderdale and Palm Beach, as well as six weekly regional newspapers serving New Jersey, Delaware, Texas, Washington, D.C., Connecticut and Pennsylvania.

     In addition to the periodicals referred to above, we publish Corporate Counsel, a leading magazine for corporate in-house attorneys, Law Technology News and AmLaw Tech, two leading legal technology magazines, as well as IP Law & Business, a leading specialty magazine focusing on intellectual property.

     We also create and package information for attorneys and business professionals. This business includes a portfolio of publications covering a variety of specialized legal interests and practice areas, including 28 newsletters and over 150 treatises on topics of national and regional interest. We also publish various directories used by legal professionals.

     Under our LegalTech trademark, we are a leading producer of trade shows and conferences relating to law practice technology. In addition, we organize and sponsor numerous professional seminars, both live and on-line, that cover issues of current legal interest.

     Our litigation services division is dedicated to providing the legal community with high-quality, timely news and information about litigation. It includes The National Law Journal, a series of weekly and monthly verdict and settlement newsletters, and the NLJ Expert Witness and Consultants Network, a group of eight regional and one national expert witness directories. The division also operates three web sites, verdictsearch.com, nljexperts.com and nlj.com, which provide users with access to a vast database of verdict and settlement reports, the nation’s premier online expert witness directory and a variety of news and information resources. The network’s telephone research service fields more than 15,000 requests annually for verdict, settlement and expert witness research.

     In addition, we operate an on-line business through Law.com, Inc., a Delaware corporation (“Law.com”) which delivers legal news and information and includes an on-line training program which allows attorneys to receive continuing legal education (“CLE”) credit. We also recently began a research business which provides law firms, vendors and other customers with reports and surveys on specified legal topics.

     We derive our revenues principally from advertising and subscriptions, with additional revenues generated from ancillary products and services, which include our newsletters, books, trade shows and seminars division. For the twelve months ended December 31, 2002, approximately 58% of our revenues were from advertising, 18% were from subscriptions and 24% were from ancillary products and services.

Product Lines

     Periodicals. Our newspaper and magazine business publishes 23 national, regional and local periodicals that serve legal and business professionals. Our periodicals have a combined circulation of approximately 320,000. The subscription renewal rate of our periodicals averages approximately 75%.

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

     As of December 31, 2002, we published fourteen daily and weekly newspapers including The National Law Journal, the leading national weekly litigation newspaper in the United States, and the New York Law Journal, which has one of the largest paid circulations of any regional legal newspapers in the United States. In the aggregate, our newspapers serve nine state markets, including New York, New Jersey, Pennsylvania, Delaware, Georgia, Florida, Texas, California and Connecticut, and the District of Columbia, covering approximately 50% of all active attorneys in the United States. Each of our regional newspapers has a significant presence in its respective market. Our regional newspapers also publish a wide range of supplements on various practice specialties.

     The following table sets forth information regarding our newspapers:

Newspapers

				Estimated
		Year of	Total	Total
Title	Market	Founding	Circulation(1)	Readership(2)

Weekly Newspapers
The National Law Journal	National	1979	31,000	124,000
New Jersey Law Journal	New Jersey	1878	8,979	43,000
Texas Lawyer	Texas	1985	7,777	55,000
Legal Times	Washington, D.C	1978	9,200	51,000
The Connecticut Law Tribune	Connecticut	1974	2,678	15,000
Delaware Law Weekly	Delaware	1998	388	775
Pennsylvania Law Weekly	Pennsylvania	1977	2,636	13,170
Daily Newspapers
New York Law Journal	New York	1888	14,000	112,000
The Recorder	Northern California	1876	6,000	30,000
The Legal Intelligencer	Pennsylvania	1843	3,115	18,920
Fulton County Daily Report	Georgia	1890	6,635	23,222
Miami Daily Business Review	South Florida	1926	4,883	14,160
Broward Daily Business Review	South Florida	1965	2,536	7,354
Palm Beach Daily Business Review	South Florida	1978	1,821	5,099

(1)	References in the table above to our total circulation include total paid and free circulation.

(2)	References in the table above to our estimated total readership include total circulation plus combined pass-along readership unadjusted for any overlap that exists among readers of our various publications.

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

     Our other magazines focus on specific practice areas or segments within the legal profession and certain topics applicable to the business of law. Our specialty legal magazines include Corporate Counsel, one of the nation’s most widely circulated magazines focused on issues of importance to in-house lawyers at large and mid-size corporations, and IP Law & Business, which covers developments in intellectual property law. We also publish two leading technology magazines targeted to the legal community, AmLaw Tech and Law Technology News, which focus on information technology and its applications to the practice of law. AmLaw Tech is targeted toward partners at law firms with purchase-making authority and is distributed for free to all readers of The American Lawyer, while Law Technology News is targeted toward attorneys and information services departments in law offices. We also publish L magazine, a law and lifestyle publication for law students and New York Law Journal Magazine, a law and lifestyle publication geared to lawyers in the New York metropolitan area that is primarily distributed with the New York Law Journal.

     We publish the following nine magazines:

Magazines

Title	Year of Founding	Frequency	Total Circulation(1)	Estimated Total Readership(2)

The American Lawyer	1979	12 times per year	17,000	136,000
AmLaw Tech	1996	4 times per year	17,000	136,000	(3)
Corporate Counsel	1994	12 times per year	30,000	60,000	(4)
IP Law & Business	1995	12 times per year	20,000	40,000	(4)
Law Technology News	1994	14 times per year	43,000	86,000	(4)
L	1999	3 times per year	40,000	80,000	(4)
New York Law Journal Magazine	2000	4 times per year	20,000	110,000
Florida Lawyer	2000	12 times per year	13,200	27,000	(4)
Minority Law Journal	1997	2 times per year	20,000	40,000	(4)

(1)	References in the table above to our total circulation include total paid and free circulation.

(2)	References in the table above to our estimated total readership include total circulation plus combined pass-along readership unadjusted for any overlap that exists among readers of our various publications.

(3)	AmLaw Tech is distributed for free to subscribers of The American Lawyer.

(4)	These magazines are distributed primarily free of charge. For these publications, we assume only two readers per copy.

     Newsletters. Our newsletter division publishes 28 monthly newsletters that cover specialized legal practice areas. Circulation for our newsletters ranges from approximately 125 to 1,000, with an average circulation of over 550. The total number of paid subscribers for all newsletters was approximately 11,000 as of December 31, 2002. The following table sets forth a list of our newsletters as of December 31, 2002:

Newsletters

Accounting for Law Firms	The Internet Newsletter
The Bankruptcy Strategist	Law Firm Partnership & Benefits Report
Business Crimes Bulletin	LJN’s Franchising Business & Law Alert
Commercial Leasing Law & Strategy	Legal Tech
The Corporate Counselor	Marketing for Lawyers
Employment Law Strategist	The Matrimonial Strategist
Entertainment Law & Finance	Medical Malpractice Law & Strategy
Environmental Compliance and Litigation Strategy	New York Employment Law & Practice
Equipment Leasing	New York Family Law Monthly
E-Commerce Law & Strategy	New York Real Estate Law Reporter
e Securities	Patent Strategy & Management
Healthcare Fraud and Abuse	Pharmaceutical & Medical Device Laws Bulletin
Insurance Coverage Law Bulletin	Product Liability Law & Strategy
The Intellectual Property Law Strategist	Start-Up & Emerging Companies Strategist

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

     In 2001, we also began publishing softcover and hardcover trade books. In May 2002 there were nine titles in this new line. As of May 2003, there will be thirteen titles in this new line. These books focus on general legal subjects and contain practical guidance for attorneys, business professionals and business students that does not need to be updated regularly. These books are distributed through us as well as through traditional bookstores.

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

Books

State and Local Subjects
2000 Dallas County Bench Book (Texas)	2002 New Jersey Tax Handbook
2000 Harris County Bench Book (Texas)	Connecticut Labor & Employment Law, 2nd Edition
2001-2002 Texas Criminal Codes and Rules, Annotated	New York County Bench Book 2000
2002 Pennsylvania Tax Handbook	Insurance Bad Faith in Pennsylvania
Better than Prison Food (Texas)	Pennsylvania Court Rules
Duty to Defend: An Insurance Guide (Texas)	Pennsylvania District and County Reports
Marketing and Maintaining a Family Law Mediation Practice (Texas)	2001 Allegheny County Court Rules
Georgia Bench Book	2001 Bucks County Court Rules
Encyclopedia of New Jersey Causes of Action	2001 Chester County Court Rules
New Jersey Brownfields Law	2001 Delaware County Court Rules
New Jersey Business Litigation	2001 Montgomery County Court Rules
New Jersey Employment Law	2002 Orphan’s Court Rules
New Jersey Federal Civil Procedure	2001 Philadelphia County Court Rules
New Jersey Insurance Law	2002 Westmoreland County Court Rules
New Jersey Product Liability Law	2001 Lancaster/Berks Counties Court Rules
New Jersey Foreclosure Law & Practice	Pennsylvania Legal Research Handbook
New Jersey Forms of Civil Pleading	Paralegal Research in Pennsylvania
Employment Law for New Jersey Businesses	Res Ispa Jocular (California)

National Subjects
A Practical Guide to Equal Employment Opportunity	Intellectual Property Law: Damages and Remedies
A Practical Guide to the Occupational Safety and Health Act	Intellectual Property Licensing: Forms and Analysis
Acquisitions Under the Hart-Scott-Rodino Antitrust Improvements Act	Internet and Online Law
All About Cable	Internet and Online Privacy: A Legal and Business Guide
Alternative Dispute Resolution in the Work Place	Law Firm Accounting and Financial Management
Anatomy of a Merger: Strategies and Techniques for Negotiating Corporate Acquisitions	Law Firm Partnership Agreements
Antitrust Basics	Lawyering: A Realistic Approach to Legal Practice
Antitrust: An Economic Approach	Legal Research and Law Library Management
Arbitration: Essential Concepts	Lender Liability and Banking Litigation
Biz Dev 3.0: Changing Business As We Know It	Licensing of Intellectual Property
Business Immigration Law: Strategies for Employing Foreign National	Limited Liability Companies and Limited Liability Partnerships
Business Separation Transactions: Spin-Offs, Subsidiary IPOs and Tracking Stock	Marketing the Law Firm: Business Development Techniques
Changing the Situs of a Trust	Maximizing Law Firm Profitability: Hiring, Training and Developing Productive Lawyers
Class Actions: The Law of 50 States	Merit Systems Protection Board: Rights and Remedies
Communications Law and Practice	Modern Visual Evidence
Computer Law: Drafting and Negotiating Forms and Agreements	Multidisciplinary Practices and Partnerships: Lawyers, Consultants & Clients
Consumer Financial Services	Multimedia Law: Forms and Analysis
Corporate Internal Investigations	Negotiated Acquisitions of Companies, Subsidiaries and Divisions
Corporate Privileges and Confidential Information	Negotiating and Drafting Contract Boilerplate
Corporate Sentencing Guidelines: Compliance and Mitigation	Negotiating and Drafting Office Leases
Courtroom Psychology and Trial Advocacy	On Trial: Lessons from a Lifetime in the Courtroom
Cyber Law: Intellectual Property in the Digital Millennium	Partnership and Joint Venture Agreements
Directors and Officers Liability: Prevention, Insurance & Indemnification	Private Equity Funds: Business Structure & Operations
Divorce, Separation and the Distribution of Property	Private Real Estate Syndications
Doing Business on the Internet: Forms and Analysis	Product Liability
Due Diligence in Business Transactions	Product Liability: Winning Strategies and Techniques
E-Commerce Financial Products and Services	Products Liability: Recreation and Sports Equipment
Education Law	Public Companies
Employee Benefits Law: ERISA and Beyond	Raoul Felder’s Encyclopedia of Matrimonial Clauses
Employment Litigation	Real Estate Financing
Environmental Enforcement: Civil and Criminal

Environmental Law Lexicon	Reorganizations under Chapter 11 of the Bankruptcy Code
Environmental Regulation of Real Property	Representing High-Tech Companies
Estate Planning	RICO: Civil and Criminal, Law and Strategy
Executive Compensation	Savings Institutions: Mergers, Acquisitions and Conversions
Executive Stock Options and Stock Appreciation Rights	Securities Practice and Electronic Technology
Federal Bank Holding Company Law	Securities Regulation: Liabilities and Remedies
Federal Taxation of Intellectual Property Transfers	Securitizations: Legal and Regulatory Issues
Federal Tax Litigation	Sex Discrimination and Sexual Harassment in the Work Place
Federal Taxation of Real Estate	Shareholder Derivative Litigation: Besieging the Board
Federal Taxation of S Corporations	Shopping Center and Store Leases
Federal Trade Commission: Law, Practice and Procedure	Start-Up and Emerging Companies: Planning, Financing and Operating the Successful
Ferrara on Insider Trading and The Wall	Business
Franchising: Realities and Remedies	State Antitrust Law
Franchising: Realities and Remedies Forms Volume	Structured Settlements and Periodic Payment Judgments
Full Disclosure: The New Lawyers Must-Read Career Guide	Takeovers and Freezeouts
Fund Governance: Legal Duties of Investment Company Directors	Tax Aspects of Divorce and Separation
Game, Set, Match: Winning the Negotiations Game	The Contingent Workforce: Business and Legal Strategies
Gender On Trial: Sexual Stereotypes and work/Life Balance in the Legal Workplace	The Essential Guide to the Best (and Worst) Legal Sites on the Web
Going Private	The Internet and Dispute Resolution: Untangling the Web
Going Public in Good Times and Bad: A Legal and Business Guide	The Law and Practice of Secured Transactions: Working with Article 9
Grand Jury Practice	The Practice of Law School: Getting In and Making the Most of Your Legal Education
Ground Leases and Land Acquisition Contracts	The Preparation and Trial of Medical Malpractice Cases
Health Care Fraud: Enforcement and Compliance	Trade Secrets
Healthcare Care Benefits Law	Travel Law
Hospital Liability	Use of Statistics in Equal Employment Opportunity Litigation
“I’d Rather Do It Myself”: How to Set Up Your Own Law Firm	White Collar Crime: Business and Regulatory Offenses
Inside/Outside: How Businesses Buy Legal Services	Winning Attorney’s Fees from the U.S. Government
Insurance Coverage Disputes
Intellectual Property Law: Commercial, Creative and Industrial Property

     Trade Shows and Seminars. Under the LegalTech tradename, we produce conferences and exhibitions relating to law practice technology in New York, Los Angeles, Chicago, San Francisco, Birmingham, England and London, England. The conferences are generally two-day events that include vendor exhibits, a “CLE” conference program, and a variety of workshops and focus sessions. Attendees typically include attorneys in private practice, corporate counsel, law firm administrators, managing partners, litigation support and information technology personnel, while exhibitors include a variety of software, hardware, publishing and other technology product related companies. We conduct a number of seminars for lawyers and other professionals in related fields. Our seminars complement our other products and services both by serving as powerful marketing vehicles for our existing books and newsletters, and by generating ideas for new seminars, books and newsletters. Seminars also introduce us to lawyers who may subsequently write articles or books for us. The following table sets forth our seminars and trade shows held in 2002:

Seminars

Freshfields – How WTO Changed Business in China
General Counsel Conference
Managing in Crisis
Negotiating the Modern Lease

Trade Shows

LegalTech New York (January and September)
LegalTech Los Angeles
LegalTech Chicago
LegalTech London
LegalTech San Francisco
Litigation Summit (San Antonio, TX and New York, NY)
SolicITors (Birmingham, England)

     Litigation Services. The litigation services division is dedicated to providing the legal community with high-quality, timely news and information about litigation. The division includes The National Law Journal, the nation’s premier weekly legal newspaper, a series of weekly and monthly verdict and settlement newsletters, and the NLJ Expert Witness and Consultants Network, a group of eight regional and one national expert witness directories. The division also operates three web sites, verdictsearch.com, nljexperts.com and nlj.com, which provide users with access to a vast database of verdict and settlement reports, the nation’s premier online expert witness directory and a variety of news and information resources. The network’s telephone research service fields more than 15,000 requests annually for verdict, settlement and expert witness research. Among the division’s publications, with varying frequencies and circulations ranging from 200 to 30,000, are the following:

The National Law Journal
National Jury Verdict Reporter
New Jersey Jury Verdict Reporter
New York Jury Verdict Reporter
New York Judicial Review of Damages
New York Medical Malpractice
New York Citator Series (Tort, Civil Motions, Matrimonial, Criminal)
Texas Blue Sheet
Texas Medical Malpractice
California Jury Verdicts Weekly
California Employment Law Monthly
O’Brien’s Evaluator
Verdicts on Disk
Legal Expert Pages
California Jury Verdicts Weekly Semi-Annual Index
NLJ Directory of Expert Witnesses and Consultants (eight regional editions)

Research

     We recently launched our new research business, Legal Market Information Source (“LMIS”) (www.legalmarketinfo.com). Utilizing a newly-created database of current and past American Lawyer surveys, LMIS offers business reports on major U.S. and global law firms, industry trend reports, electronic versions of the American Lawyer surveys and other key surveys and custom research. Target markets include marketing directors, law librarians, managing partners and other members of law firm management, corporate counsel, recruiters, technology vendors, consultants and financial institutions.

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

     We approach copyright ownership with respect to our publications in the same manner as is generally customary within the publishing industry. Consequently, we own the copyright to all of our newspapers, magazines and newsletters, as compilations, and also own the copyright to almost all of our books. With respect to the specific articles in our publications, we generally obtain the assignment of all rights, title and interest in original materials created by our full-time journalists and editors as well as by paid and unpaid contributors. For articles authored by outside contributors, we obtain either all rights, title and interest in the article or the exclusive “first-time publication” and non-exclusive republication rights. Judicial opinions, court schedules and docketing information are provided to us directly by the courts, on a non-exclusive basis, and are public information.

     We license the content of certain of our publications to third parties, including West Company and Lexis/Nexis, on a non-exclusive basis, for republication and dissemination on electronic databases marketed by the licensees. The current West Company and Lexis/Nexis licenses expire in December 2004 and April 2003, respectively, and automatically renew, subject to either party’s right to terminate at the end of each subsequent term. In addition, until May 2002, we licensed our content to Law.com, an affiliate of ours. In connection with our acquisition of Law.com in May 2002, the license agreement terminated.

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

Employees and Labor Relations

     As of December 31, 2002, we employed approximately 786 full-time and part-time employees, 10 of whom are subject to a single collective bargaining agreement. Subject to the following, we believe that our relations with our employees are satisfactory.

     On May 21, 2001, based on the results of a secret-ballot election held on May 11, 2001, the National Labor Relations Board (the “NLRB”) certified the New York Typographical Union No. 6, CWA Local 14156, AFL-CIO (the “Union”), as the exclusive representative of a unit of certain of our editorial and advertising production department employees at the New York Law Journal. This certification was subsequently reaffirmed by the NLRB and later amended by agreement with the Union. Negotiations have started over the terms of a collective bargaining agreement and are continuing. It cannot be said at this time whether or when we and the Union will reach an agreement or what the terms of any agreement might be.

Significant Transactions

     Effective May 1, 2002, Holdings acquired Law.com, a provider of web content and seminars for the legal industry. Prior to Holdings’ acquisition of Law.com, Law.com’s RealLegal applications services business was spun off to Law.com’s shareholders as a new entity, RealLegal, LLC. Holdings acquired Law.com through the acquisition of all of the 1,707,790 shares of outstanding common stock of Law.com from its shareholders in exchange for an aggregate of 120,030 shares of Holdings’ common stock, par value $0.01 per share. Law.com and Holdings shared substantially all of the same common stockholders, however, they were not deemed to be entities under common control. The amount of consideration was determined based on independent third party valuations undertaken in March 2002 of Holdings’ equity and of the Web content and seminar business of Law.com. The acquired businesses include practice centers for specialty law practice areas, state web sites and information sites for attorneys, in-house counsel, law students and legal technology professionals. The acquisition was accounted for under the purchase method of accounting and the results of operations have been included in the financial statements since the date of acquisition. The total purchase price was $21.9 million which included $1.9 million of direct acquisition costs (see Note 2).

     After completion of the acquisition of Law.com, Holdings contributed all of the outstanding shares of common stock of Law.com to us as a capital contribution. Law.com operates as our subsidiary.

     At the time of the acquisition of Law.com, we recorded an investment in RealLegal, LLC of $4.7 million for 4,745,000 units of Series A Preferred Stock. This investment was in exchange for the extinguishment of an existing accounts receivable due from RealLegal, LLC and for future advertising commitments by RealLegal, LLC to us. This investment is carried at cost and included in Other Assets in the accompanying Consolidated Balance Sheet. RealLegal, LLC and Holdings share substantially the same stockholders; however, are not deemed to be entities under common control.

     Effective May 1, 2002, RealLegal, LLC entered into an Operating Agreement with us (the “Operating Agreement”). The Operating Agreement provides, among other things, for us to provide RealLegal, LLC with certain content to be used in connection with its MA3000 product and certain advertising, in exchange for a periodic payment by RealLegal, LLC comprised of cash and equity in RealLegal, LLC.

Recent Developments

     On February 27, 2003, Holdings entered into a waiver and consent with the holders of the 12 1/4% Senior Discount Notes due 2008 which provides for the waiver of cash payment by Holdings of semi-annual interest that was to begin in June 2003. The Senior Discount Notes will now become “cash-pay” in December 2004, with the first interest payment due on June 15, 2005. The Senior Discount Notes will continue to accrete until December 2004, at which time the aggregate principal amount of the Senior Discount Notes will be $80,260,705. Beginning on December 15, 2004, cash interest on the Senior Discount Notes will accrue at the rate of 12 1/4% per annum. Bruce Wasserstein, chairman of the board of directors of us and Holdings, and certain of his affiliates own all of the Senior Discount Notes. In addition, as of February 27, 2003, Bruce Wasserstein and certain affiliates own approximately 4% of the $175 million 9 3/4% Senior Notes due 2007 issued by us.

     On February 27, 2003, the credit agreement for our revolving credit facility with GE Corporate Finance (the “GECC Facility”) was amended to modify the covenants relating to the total leverage ratio, interest coverage ratio and fixed charge ratio until December 2004. These covenants now provide alternative compliance levels and associated incremental interest rates. In addition, the revolving credit agreement for the GECC Facility was amended to allow for the Senior Discount Note transaction described above.

Item 2. Properties

     We operate from various locations throughout the United States. Our corporate headquarters are based in New York. Information relating to our corporate headquarters and other regional offices which are owned or leased is set forth in the following table:

Street Address	City/State	Square Footage	Lease Expiration

800 Wilshire Blvd	Los Angeles, CA	2,624	April 2004
15950 Bernardo Center Drive	San Diego, CA	3,620	May 2003
10 United Nations Plaza	San Francisco, CA	14,632	Sept. 2009
153 Kearny Street	San Francisco, CA	20,076	Oct, 2006
199-203 Ann Street	Hartford, CT	5,285	Sept. 2005
1730 M Street, N.W	Washington, DC	12,497	Aug. 2012
633 South Andrews Avenue	Fort Lauderdale, FL	3,432	Jan. 2006
1 S.E. Third Avenue	Miami, FL	19,742	Sept. 2004
330 Clematis Street	W. Palm Beach, FL	2,927	Dec. 2003
190 Pryor Street, S.W.	Atlanta, GA	20,000	Owned
238 Mulberry Street	Newark, NJ	7,022	Dec. 2006
29 Elk Street	Albany, NY	200	Dec. 2008
128 Carleton Avenue	East Islip, NY	1,421	May 2005
4Wall Street	East Islip, NY	500	May 2005
105 Madison Avenue	New York, NY	37,500	Sept. 2008
345 Park Avenue South	New York, NY	66,000	Sept. 2008
1140 Broadway	New York, NY	8,500	Aug. 2010
1617 JFK Blvd	Philadelphia, PA	13,783	Oct. 2009
1010 Brazos	Austin, TX	1,300	June 2004
900 Jackson Street	Dallas, TX	10,190	Dec. 2003
7000 Regency Square, Suites 242-243	Houston, TX	3,000	June 2004
107-111 Fleet Street	London, UK	1,200	Dec. 2003

Item 3. Legal Proceedings

     We are a party to various litigation matters incidental to the conduct of our business. We do not believe that the outcome of any of the matters in which we are currently involved will have a material adverse effect on our financial condition or on the results of our operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Markets

     We are a wholly-owned subsidiary of American Lawyer Media Holdings, Inc. There is no public trading market for our common stock.

     We have never paid any cash dividends on our common stock.

Item 6. Selected Financial Data

     The following table presents selected historical financial information for us, as of and for the years ended December 31, 1998, 1999, 2000, 2001 and 2002. Our financial data for the years ended December 31, 1998, 1999, 2000 and 2001 were derived from financial statements audited by Arthur Andersen LLP. Our financial data for the year ended December 31, 2002 were derived from financial statements audited by Ernst & Young LLP. The selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and notes thereto included elsewhere in this Form 10-K. See “Index to Financial Statements.”

AMERICAN LAWYER MEDIA, INC.

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
(In thousands)

	Year Ended December 31,

	1998	1999	2000	2001	2002

Operating Data(1):
Revenues:
Periodicals:
Advertising	$68,852	$76,564	$88,230	$85,206	$76,702
Subscription	24,354	24,128	23,407	23,248	23,787
Ancillary products and services	28,323	31,800	42,876	37,379	32,460

Total revenues	121,529	132,492	154,513	145,833	132,949

Operating expenses:
Editorial	16,102	23,416	26,199	23,000	21,412
Production and distribution	27,357	30,952	32,436	30,766	27,254
Selling	19,645	28,397	32,325	28,436	26,535
General and administrative	32,366	33,144	38,775	39,542	35,161
Impairment of goodwill and intangibles	—	—	—	—	19,521
Depreciation and amortization	26,302	27,298	28,415	29,900	16,507

Total operating expenses	121,772	143,207	158,150	151,644	146,390

Operating loss	(243)	(10,715)	(3,637)	(5,811)	(13,441)
Interest expense	(18,346)	(18,962)	(19,470)	(18,466)	(19,108)
Other income (expense)	—	187	(523)	(5,436)	356
Benefit for income taxes	3,403	3,078	4,290	11,804	9,908

Net loss	$(15,186)	$(26,412)	$(19,340)	$(17,909)	$(22,285)

Balance sheet data:
(At end of period)
Working capital deficit	$(14,844)	$(14,257)	$(11,585)	$(9,273)	$(10,373)
Total assets	366,775	348,414	342,833	314,850	318,965
Long-term debt (including current maturities)	183,500	193,300	195,500	202,000	207,300
Stockholder’s equity	100,992	74,320	61,718	43,826	46,224
Other data:
EBITDA(2)	$26,059	$16,583	$24,778	$24,089	$22,587

Capital expenditures	$3,911	$11,286	$5,906	$3,276	$2,992

(1) Selected financial information for 1998 and 1999 was amended to conform to current year’s presentation.

(2) “EBITDA” is defined as income before interest, income taxes, depreciation and amortization, other income and expense and a one-time impairment charge. EBITDA is not a measure of performance under generally accepted accounting principles (“GAAP”). Items excluded from income in calculating EBITDA are significant components in understanding and evaluating our financial performance. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity, management understands that EBITDA is customarily used in evaluating publishing companies. The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

     Our Consolidated Financial Statements are prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements for the periods presented. We continually evaluate the policies and estimates we use to prepare our Consolidated Financial Statements. In general, our estimates are based on historical experience, information from third-party professionals and various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results may differ from those estimates made by us.

     We believe our critical accounting policies include our accounting for long-lived assets, income taxes and accounts receivable allowances. Additional information about these policies can be found below and in Note 3 of the Notes to the Consolidated Financial Statements.

Long-Lived Assets

     Goodwill and certain other intangible assets are tested for impairment in accordance with Statement of Financial Accounting Standards Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and all other long-lived assets are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

     Long-lived assets, including intangible assets, were $276.9 million, or 87% of total assets in our Consolidated Balance Sheet as of December 31, 2002. The annual impairment analysis is considered critical because of the significance of long-lived assets to our Consolidated Balance Sheet.

     We periodically review long-lived assets to evaluate whether the carrying value of a long-lived asset exceeds its fair value. In performing the evaluation, we estimate future cash flows expected to result from the use of the asset. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require our subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes. Any changes in key assumptions about our businesses and their prospects, or changes in market conditions, could result in an impairment charge and such a charge could have a material effect on our Consolidated Financial Statements. See Note 8 of the Notes to the Consolidated Financial Statements regarding the $19.5 million impairment charge recorded during 2002.

Income Taxes

     Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No.109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Income tax benefit was approximately $9.9 million in our Consolidated Statement of Operations for the year ended December 31, 2002. Net deferred tax assets were approximately $5.1 million and deferred tax liabilities were approximately $16.1 million as of December 31, 2002 (see Note 6 of the Notes to the Consolidated Financial Statements). We consider accounting for income taxes critical because we are required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets. Failure to achieve a forecast of taxable income may affect the ultimate realization of the net deferred tax assets.

     In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. These audits can involve complex issues, which could require an extended period of time to resolve.

Accounts Receivable Allowances

     Credit is extended to our advertisers and subscribers based upon an evaluation of our customer’s financial condition. We do not require collateral from our customers. We use an estimate of prior credit losses as a percentage of credit sales and the aging of accounts receivable to establish reserves for credit losses on accounts receivable. In addition, we establish reserves for estimated rebates, credit and rate adjustments and discounts based on historical experience.

     Accounts receivable allowances were approximately $2.6 million, or 14%, of accounts receivable in our Consolidated Balance Sheet as of December 31, 2002. Accounts receivable, net of allowances, was approximately $15.8 million, or 50%, of total current assets in our Consolidated Balance Sheet as of December 31, 2002. We consider accounting for accounts receivable allowances critical because of the significance of accounts receivable to our current assets and operating cash flow. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our Consolidated Financial Statements. However, we believe that with the diversification of our customer base, this risk is minimal.

     The following discussion should be read in conjunction with Selected Financial Data and our audited historical Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-K.

Overview

     On January 31, 2001, we consummated the acquisition of substantially all of the assets and certain of the liabilities of Haslam Publications (“Haslam”), the leading publisher of jury verdict and settlement research data in California.

     During the second quarter and fourth quarter of 2001, upon the decision to restructure certain of our operations, we accrued approximately $2.0 million of restructuring charges. These charges primarily relate to severance arrangements and have been included in operating loss. As of December 31, 2001, approximately $0.7 million, representing the unpaid charges, is included in accrued expenses.

     During the second quarter of 2001, we wrote-off certain available for sale investments as the decline in value of these investments has been deemed to be other than temporary. This write-down of $4.7 million has been included in other expense.

     During the third quarter of 2001, we sold certain assets associated with our printing facility in Florida. We included in other expense a net loss of approximately $0.8 million from the sale of these assets and other costs directly associated with the transaction.

     Effective May 1, 2002, Holdings acquired Law.com, a provider of web content and seminars for the legal industry. Prior to Holdings’ acquisition of Law.com, Law.com’s RealLegal applications services business was spun off to Law.com shareholders as a new entity, RealLegal, LLC. Holdings acquired Law.com through the acquisition of all of the 1,707,790 shares of outstanding common stock of Law.com from its shareholders in exchange for an aggregate of 120,030 shares of Holdings’ common stock, par value $0.01 per share. Law.com and Holdings share substantially all of the same common stockholders, however, they were not deemed to be entities under common control. The amount of consideration was determined based on independent third party valuations undertaken in March 2002 of Holdings’ equity and of the Web content and seminar business of Law.com. The acquired businesses include practice centers for specialty law practice areas, state Web sites and information sites for in-house counsel, law students and legal technology professionals. The acquisition was accounted for under the purchase method of accounting and the results of operations have been included in the financial statements since the date of acquisition.

     Upon our acquisition of Law.com, Holdings contributed all of the outstanding shares of common stock of Law.com to us as a capital contribution. Law.com operates as our subsidiary.

     During July 2002, our interest rate swap agreement which converted our fixed rate interest on our $175.0 million 9 3/4% Senior Notes to a variable rate interest was terminated. At June 30, 2002, the interest rate swap agreement outstanding with a notional amount of $175.0 million had a fair market value of $188,400. With the mutual release of this agreement, we received a settlement of $500,000. This transaction resulted in a net gain of $311,621 during the third quarter of 2002 and $421,000 for the full year 2002, reported in earnings as a component of interest expense because the swap did not qualify for hedge accounting.

     During the third quarter of 2002, we amended an advertising agreement that we had entered into as a result of a barter transaction for equity in 2000. This amendment limited our advertising obligation to advertisements already placed in our publications prior to the amendment. Consideration of equity interest received in the original agreement in exchange for future advertising in our publications was written off as other expense in the prior year. As a result, with the elimination of any future obligation to this advertiser, we recorded in other income $0.9 million, equal to the amount of the reduction in advertising obligation.

     During the fourth quarter of 2002, we completed our annual impairment review under the new accounting rules for goodwill and other intangible assets effective January 1, 2002. As a result of our review, we recorded an impairment for goodwill and our trademark intangible, all of which was generated from our acquisition of Law.com. The impairment totaled $19.5 million and is reflected as a component of operating expense in our Consolidated Statement of Operations for 2002.

     In addition, during the fourth quarter of 2002, we recorded a loss of $0.3 million related to the sublease of our excess building space at our corporate headquarters at a rate lower than that specified in our lease term. This loss is reflected as a component of other expenses in our Consolidated Statement of Operations for 2002.

     GAAP refers to accounting principles generally accepted in the United States of America. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), management discusses financial measures in accordance with GAAP and also on a non-GAAP basis. All references in this MD&A to EBITDA (earnings before interest, income taxes, depreciation and amortization, other income and expense and a one-time impairment charge) are to a non-GAAP financial measure. We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period, the results from ongoing operations in a more meaningful and consistent manner. Reconciliations of GAAP to non-GAAP financial measures are included on page 21.

     The following table presents the results of operations (in thousands) for the years ended December 31, 2000, 2001 and 2002.

	Year Ended December 31,

	2000	2001	2002

Operating Data:
Revenues:
Periodicals:
Advertising	$88,230	$85,206	$76,702
Subscription	23,407	23,248	23,787
Ancillary products and services	42,876	37,379	32,460

Total revenues	154,513	145,833	132,949

Operating expenses:
Editorial	26,199	23,000	21,412
Production and distribution	32,436	30,766	27,254
Selling	32,325	28,436	26,535
General and administrative	38,775	39,542	35,161
Impairment of goodwill and intangibles	—	—	19,521
Depreciation and amortization	28,415	29,900	16,507

Total operating expenses	158,150	151,644	146,390

Operating loss	$(3,637)	$(5,811)	$(13,441)

Results of Operations

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     The financial results for the year ended December 31, 2002 include the acquisition of Law.com since May 1, 2002, the date of acquisition.

     Overview. Total revenues decreased $12.9 million, or 8.8%, from $145.8 million for the year ended December 31, 2001 to $132.9 million for the year ended December 31, 2002. Total operating expenses decreased $5.2 million, or 3.5%, from $151.6 million for the year ended December 31, 2001 to $146.4 million for the year ended December 31, 2002. As a result, the operating loss increased $7.6 million from a loss of $5.8 million for the year ended December 31, 2001 to a loss of $13.4 million for the year ended December 31, 2002. EBITDA decreased $1.5 million, or 6.2%, from $24.1 million for the year ended December 31, 2001 to $22.6 million for the year ended December 31, 2002.

     Revenues. Revenues decreased $12.9 million, or 8.8%, from $145.8 million for the year ended December 31, 2001 to $132.9 million for the year ended December 31, 2002. Advertising revenues decreased $8.5 million, or 10.0%, from $85.2 million for the year ended December 31, 2001 to $76.7 million for the year ended December 31, 2002. Revenue declines for the year ended December 31, 2002 compared to the year ended December 31, 2001 reflect the impact of the continued economic slowdown within the advertising industry which has resulted in reduced advertising revenues, book and newsletter revenues, and declines in sponsorship and attendance revenue from seminars and trade shows. In addition, due to the sale of our Florida printing operations during the third quarter of 2001, no commercial printing revenue was recorded in 2002 as compared to $1.4 million in 2001. Due to the acquisition of Law.com, our licensing agreement with it was terminated, resulting in lower royalty fees and the elimination of editorial content fees of $1.5 million. This decrease in content fees was partially offset by revenues recorded in our Law.com subsidiary.

     Advertising revenues decreased $8.5 million, or 10.0%, from $85.2 million for the year ended December 31, 2001 to $76.7 million for the year ended December 31, 2002. The decline in advertising revenues primarily resulted from a decrease in display, classified, and legal notice advertising resulting from the continuation of the depressed advertising environment experienced throughout 2001 and 2002. Display and classified advertising were the largest contributors to this decline with a decrease of $5.1 million, or 19.6%, and $3.8 million, or 16.7%, respectively. In both periods, display advertising revenue includes revenue related to certain barter transactions in which we exchanged advertising services for an equity interest in certain companies. Revenues associated with these transactions decreased from $5.4 million for the year ended December 31, 2001 to $2.0 million for the year ended December 31, 2002. In addition, declines in display and classified advertising revenues occurred across virtually all of our publications. The reduction in classified advertising revenue is directly attributable to the reduction of attorney help wanted advertising due to fewer jobs being available due to the poor economic climate. Legal notice advertising revenues also declined $0.8 million, or 3.7%, compared to the year ended December 31, 2001. Partially offsetting these declines were strong growth in our directory revenues, which grew $1.2 million, or 69.3%, from $1.8 million for the year ended December 31, 2001 to $3.0 million for the year ended December 31, 2002. This increase resulted primarily from growth in our expert witness and corporate counsel divisions and also from the acquisition of Law.com.

     Subscription revenues increased $0.6 million, or 2.3%, from $23.2 million for the year ended December 31, 2001 to $23.8 million for the year ended December 31, 2002. An increase of $0.7 million resulted from the acquisition of Law.com. This increase was partially offset by a decrease of $0.1 million in the remaining publications.

     Revenues from ancillary products and services decreased $5.0 million, or 13.2%, from $37.4 million for the year ended December 31, 2001 to $32.4 million for the year ended December 31, 2002. The decline in revenues from ancillary products and services resulted primarily from a decline of trade show and seminar revenues of $2.0 million, or 27.6%, due to lower attendance in 2002 shows and seminars, fewer show sponsorships and the reduction in the total number of shows in 2002, lower commercial printing revenues in 2002 of $1.4 million due to the sale of our Florida printing operations in the third quarter of 2001, a decline of $1.7 million in royalty fees and the elimination of editorial content fees due to the acquisition of Law.com and fewer book and newsletter sales. These decreases were partially offset by increases in other royalties from our licensing and research division and in phone and web research revenue.

     Operating expenses. Total operating expenses declined $5.2 million, or 3.5%, from $151.6 million for the year ended December 31, 2001 to $146.4 million for the year ended December 31, 2002. The majority of our expense categories experienced year-over-year reductions due to our continued cost containment efforts. However, marketing expense related to circulation increased due to the acquisition of Law.com and also due to our marketing efforts to maintain our subscription base. During the fourth quarter of 2002, we completed our annual impairment review under the new accounting rules for goodwill and other intangible assets effective January 1, 2002. As a result of our review, we recorded an impairment for goodwill and our trademark intangible, all of which was generated from the acquisition of Law.com. The impairment totaled $19.5 million and is reflected as a component of operating expenses in our Consolidated Statement of Operations for 2002. Lower operating expenses during the year ended December 31, 2002 as compared to the year ended December 31, 2001 were primarily realized in editorial, production and distribution, selling, and general and administrative expenses resulting from decreased revenues, continued cost containment efforts, lower year-over-year restructuring costs, cumulative savings from our restructuring efforts and the discontinuation of goodwill amortization. These decreases were partially offset by increases in operating expenses due to the acquisition of Law.com.

     Editorial expenses decreased $1.6 million, or 6.9%, from $23.0 million for the year ended December 31, 2001 to $21.4 million for the year ended December 31, 2002. The decrease in editorial expenses resulted primarily from restructuring in 2001 and 2002, continued cost containment efforts and expense reductions directly related to the decreased revenue from our licensing and research division. These decreases were partially offset by editorial expenses in 2002 at Law.com of $0.6 million with no like costs incurred in 2001. In addition, our expert witness and litigation services division’s editorial expenses experienced increases that were directly related to increases in related revenues.

     Production and distribution expenses decreased $3.5 million, or 11.4%, from $30.8 million for the year ended December 31, 2001 to $27.3 million for the year ended December 31, 2002. Lower production and distribution expenses resulted primarily from the sale of the Florida commercial printing operations during the third quarter of 2001. Other reductions included lower printing and paper expenses due to favorable pricing from renegotiated contracts, reduced volume directly related to the decline in revenues and other cost containment efforts. In addition, there were decreases in trade show and seminar production costs that were due to our cancellation of some trade shows and seminars in the fourth quarter of 2002. These decreases were partially offset by $0.8 million of production and distribution expenses at Law.com and also by an increase in our book inventory reserve for planned destruction of obsolete book inventory as we move toward a print on demand system.

     Selling expenses decreased $1.9 million, or 6.7%, from $28.4 million for the year ended December 31, 2001 to $26.5 million for the year ended December 31, 2002. The decrease in selling expenses is primarily attributable to lower expenses directly related to the decline in display and classified revenues and cost containment efforts for the year ended December 31, 2002. These declines primarily consisted of salaries and related benefits costs, the discontinuance of costs to place classified advertising on Law.com and other general marketing cost reductions. These declines were partially offset by increases in our international operations selling efforts, an increase in direct mail efforts and $1.7 million in Law.com selling expenses.

     General and administrative expenses decreased $4.3 million, or 11.1%, from $39.5 million for the year ended December 31, 2001 to $35.2 million for the year ended December 31, 2002. The decrease resulted primarily from a year-over-year decrease in restructuring charges, salaries and related payroll tax expenses due to a reduction in headcount along with a reduction in incentive compensation and other employee benefits. In addition, lower legal fees were incurred from less litigation and higher insurance refunds for legal fees previously incurred. These decreases were partially offset by increased provisions for uncollectible receivables, increased management consulting and other professional fees and increased banking and cash management fees. Also, during 2002, general and administrative costs for Law.com totaled $1.8 million with no like costs in 2001.

     Depreciation and amortization expenses decreased $13.4 million, or 44.8%, from $29.9 million for the year ended December 31, 2001 to $16.5 million for the year ended December 31, 2002. This decline primarily resulted from the elimination of amortization of goodwill in 2002 resulting from the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets.” Depreciation expenses increased $0.8 million for 2002 compared to 2001. Higher depreciation expenses for 2002 resulted primarily from capital assets acquired due to the acquisition of Law.com in the second quarter of 2002.

     Operating loss. As a result of the above factors, our operating loss increased $7.6 million, from a $5.8 million loss for the year ended December 31, 2001 to a $13.4 million loss for the year ended December 31, 2002. In addition, EBITDA decreased $1.5 million, or 6.2%, from $24.1 million for the year ended December 31, 2001 to $22.6 million for the year ended December 31, 2002.

     The decline in EBITDA resulted primarily from lower advertising revenues, content licensing and royalty fees, lower printing revenues resulting from the sale of our Florida printing operations and revenue declines in our book, trade show and licensing and research divisions. These declines were partially offset by increases in sales of directories, phone and web research and subscription revenues. Also offsetting the decline in EBITDA are lower expenses in virtually all categories in 2002 over 2001 due primarily to lower direct costs related to reductions in year-over-year revenue, continued cost containment efforts and the cumulative effect of the restructuring efforts in 2002 and 2001.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     For the year ended December 31, 2001, the financial results include the acquisitions of two trade shows from Nationwide Exhibitions (UK) Ltd. (“Nationwide”) in late December 2000 and Haslam Publications (“Haslam”) in January 2001, both since the date of acquisition.

     Overview. Total revenues decreased $8.7 million, or 5.6%, from $154.5 million for the year ended December 31, 2000 to $145.8 million for the year ended December 31, 2001. Total operating expenses decreased $6.5 million, or 4.1%, from $158.1 million for the year ended December 31, 2000 to $151.6 million for the year ended December 31, 2001. As a result, the operating loss increased $2.2 million from a loss of $3.6 million for the year ended December 31, 2000 to a loss of $5.8 million for the year ended December 31, 2001. EBITDA decreased $0.7 million, or 2.8%, from $24.8 million for the year ended December 31, 2000 to $24.1 million for the year ended December 31, 2001.

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

     Revenues from ancillary products and services decreased $5.5 million, or 12.8%, from $42.9 million for the year ended December 31, 2000 to $37.4 million for the year ended December 31, 2001. A decline in revenues from ancillary products and services resulted primarily from lower licensing and research revenues of $4.5 million recorded in 2001 as compared to 2000. This decrease was the result of an amendment to our agreement with Law.com to exclusively develop and supply legal content. In addition, printing revenues declined $1.5 million due to the sale of our Florida printing operations in July 2001, custom publishing revenues declined $1.0 million due to the closing of that division and seminar revenue declined by $0.8 million due to a decline in attendance. These declines were partially offset by revenue growth of $1.3 million, or 95.5%, in phone and web research revenues, book revenues of $0.9 million, or 8.3%, and seminar and trade show revenues of $1.2 million, or 26.7%, for 2001 as compared to 2000.

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

     Editorial expenses decreased $3.2 million, or 12.2%, from $26.2 million for the year ended December 31, 2000 to $23.0 million for the year ended December 31, 2001. The decrease in editorial expenses primarily resulted from reduced expenses of $2.6 million due to the sale of The Daily Deal and Corporate Control Alert (the “Business”) along with the discontinuation of the weekly newsletter division in 2000. In addition, lower editorial expenses were recorded as a result of the reduction in syndication revenues and our restructuring efforts during 2001. These declines were partially offset by increased expenses from new publications started in 2000 and 2001.

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

     General and administrative expenses increased $0.7 million, or 2.0%, from $38.8 million for the year ended December 31, 2000 to $39.5 million for the year ended December 31, 2001. The increase in general and administrative expenses for 2001 resulted primarily from a $2.0 million pre-tax restructuring charge, higher benefits costs and legal and other professional fees. Partially offsetting these increases were savings of $1.9 million due to the sale of the Business, the discontinuation of the weekly newsletter division in 2000 and from other savings which resulted from our cost containment efforts during 2001.

     Depreciation and amortization expenses increased $1.5 million, or 5.2%, from $28.4 million for the year ended December 31, 2000 to $29.9 million for the year ended December 31, 2001. Depreciation expenses increased $0.7 million for 2001 compared to 2000. In addition, amortization expenses on goodwill and intangible assets increased $0.8 million during this same period. Higher depreciation expenses for 2001 resulted from additional capital improvements on our leased properties and capital expenditures incurred in database development for our jury verdict and expert witness businesses, as well as enhancements to existing systems and equipment modernization. The increase in amortization expenses of goodwill and intangibles resulted from goodwill and intangible assets recognized as a result of the acquisitions of Nationwide in late 2000, Haslam in January 2001 and the full-year impact of the Moran Publishing Company, Inc. (“Moran”) acquisition in 2000.

     Operating loss. As a result of the above factors, the operating loss increased $2.2 million, from a $3.6 million loss for the year ended December 31, 2000 to a $5.8 million loss for the year ended December 31, 2001. In addition, EBITDA decreased $0.7 million, or 2.8%, from $24.8 million for the year ended December 31, 2000 to $24.1 million for the year ended December 31, 2001.

     The decline in EBITDA primarily resulted from lower advertising revenues, content licensing and royalty fees, lower printing revenues resulting from the sale of our Florida printing operations and revenue declines from the discontinuance of our custom publication division, partially offset by increased book, seminar and trade show and phone and web research revenues. Also offsetting the decline in EBITDA are lower editorial, production and selling expenses incurred 2001 over 2000, partially offset by a $2.0 million pre-tax restructuring charge recorded in 2001.

Operating Segments

     Operating segments represent components of our business that are evaluated regularly by key management in assessing performance and resource allocation. We have determined that our reportable segments consist of our regional newspapers (the “Regional Newspapers”), national businesses (the “National Businesses”) and our online business, Law.com (“Online”). We have also reflected unallocated costs related to our corporate and administrative functions as a separate unit (“Corporate”) so as to not distort our other segments.

     For the years presented herein, the Regional Newspapers are comprised of the following operating segments: New York Law Journal; The National Law Journal; and twelve other daily and weekly newspapers.

     The National Businesses are comprised of the following operating segments: our magazine group which includes The American Lawyer and eight other magazines; our newsletters, our hard and soft cover books; our trade shows and seminars; our licensing and research business; our litigation services division and our international operations.

     Online is administered by Law.com and consists primarily of web content, seminars and practice areas.

     Corporate is comprised of unallocated costs relating to our administrative offices, which include executive management, legal, human resources, accounting, information systems, business development, office services, government affairs and public relations. In addition, Corporate includes Holdings and ALM Properties, Inc., one of our subsidiaries.

Regional Newspapers

For the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Revenues. Revenues for our Regional Newspapers decreased $8.2 million, or 8.6%, from $95.2 million for the year ended December 31, 2001 to $87.0 million for the year ended December 31, 2002. Advertising revenues in our Regional Newspapers decreased $7.0 million, or 10.8%, from $65.1 million for the year ended December 31, 2001 to $58.1 million for the year ended December 31, 2002. Revenue declines for the year ended December 31, 2002 compared to the year ended December 31, 2001 reflect the impact of the continued economic slowdown within the advertising industry, which has resulted in reduced advertising revenues primarily within the classified and display advertising categories. In addition, due to the sale of our Florida printing operations during the third quarter of 2001, no commercial printing revenue was recorded in 2002 as compared to $1.4 million in 2001. These decreases were partially offset by an increase in our Pennsylvania newspapers’ royalty revenue due to a more favorable contract which began in late 2001.

     Operating expenses. Total operating expenses for our Regional Newspapers declined $7.4 million, or 10.8%, from $68.7 million for the year ended December 31, 2001 to $61.3 million for the year ended December 31, 2002. The majority of our expense categories experienced year-over-year reductions due to reductions in cost of goods sold directly related to revenue declines, our continued cost containment efforts and our restructuring efforts in 2001 and 2002. Partially offsetting these declines were an increase in circulation costs as we continue to focus on maintaining and growing our subscription base.

     Operating profit. The operating profit for our Regional Newspapers decreased $0.8 million from $26.5 million for the year ended December 31, 2001 to $25.7 million for the year ended December 31, 2002. EBITDA decreased $1.0 million, or 3.6%, from $27.5 million for the year ended December 31, 2001 to $26.5 million for the year ended December 31, 2002.

For the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Revenues. Revenues for our Regional Newspapers decreased $9.0 million, or 8.6%, from $104.2 million for the year ended December 31, 2000 to $95.2 million for the year ended December 31, 2001. Advertising revenues for our Regional Newspapers decreased $7.1 million, or 9.9%, from $72.2 million for the year ended December 31, 2000 to $65.1 million for the year ended December 31, 2001. These declines for the year ended December 31, 2001 compared to the year ended December 31, 2000 resulted from economic downturn experienced during 2001 as compared to record revenues realized during 2000 within the classified and display advertising revenue categories. In addition, due to the sale of our Florida printing operations in July of 2001, no subsequent commercial printing revenue was recorded.

     Operating expenses. Total operating expenses for our Regional Newspapers declined $4.4 million, or 6.0%, from $73.1 million for the year ended December 31, 2000 to $68.7 million for the year ended December 31, 2001. The majority of our expense categories experienced year-over-year reductions due to reductions in cost of goods sold and selling expenses directly related to the revenue declines, cost containment efforts and restructuring efforts in 2001. Partially offsetting these declines was an increase in circulation costs as we continue to focus on maintaining and growing our subscription base.

     Operating profit. The operating profit for our Regional Newspapers decreased $4.6 million from $31.1 million for the year ended December 31, 2000 to $26.5 million for the year ended December 31, 2001. EBITDA decreased $4.7 million, or 14.6%, from $32.2 million for the year ended December 31, 2000 to $27.5 million for the year ended December 31, 2001.

National Businesses

For the Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Revenues. Revenues for our National Businesses decreased $7.6 million, or 15.1%, from $50.6 million for the year ended December 31, 2001 to $43.0 million for the year ended December 31, 2002. Advertising revenues for our National Businesses decreased $3.4 million, or 16.7%, from $20.2 million for the year ended December 31, 2001 to $16.8 million for the year ended December 31, 2002. Revenue declines for the year ended December 31, 2002 compared to the year ended December 31, 2001 reflect the impact of the continued economic slowdown within the advertising industry that has resulted in reduced advertising revenues primarily within the display advertising category. In addition, seminar and trade show revenue decreased $2.5 million primarily due to declines in sponsorship and attendance revenues from fewer shows. Other revenue declined due to a reduction of $1.7 million in royalty fees and the elimination of editorial content fees due to the acquisition of Law.com.

     Operating expenses. Total operating expenses for our National Businesses declined $6.3 million, or 14.5%, from $43.6 million for the year ended December 31, 2001 to $37.3 million for the year ended December 31, 2002. The majority of our expense categories experienced year-over-year reductions due to reductions in cost of goods sold directly related to the revenue declines, our continued cost containment efforts and our restructuring efforts in 2001 and 2002. Partially offsetting these declines was an increase in circulation costs as we continue to focus on maintaining and growing our subscription base.

     Operating profit. The operating profit for our National Businesses decreased $1.4 million from $7.0 million for the year ended December 31, 2001 to $5.6 million for the year ended December 31, 2002. EBITDA decreased $1.5 million, or 21.0%, from $7.2 million for the year ended December 1, 2001 to $5.7 million for the year ended December 31, 2002.

For the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Revenues. Revenues for our National Businesses increased $0.3 million from $50.3 million for the year ended December 31,

2000 to $50.6 million for the year ended December 31, 2001. Advertising revenues for our National Businesses increased $4.2 million, or 25.6%, from $16.0 million for the year ended December 31, 2000 to $20.2 million for the year ended December 31, 2001. This increase is due primarily to growth in the law firm and display advertising categories. Phone and web research revenue also increased due to our acquisition of two jury verdict and settlement businesses in May 2000 and January 2001, respectively. These increases were partially offset by lower licensing and research revenues of $4.0 million due to an amendment to our agreement with Law.com to exclusively develop and supply legal content.

     Operating expenses. Total operating expenses for our National Businesses declined $2.6 million, or 5.6%, from $46.2 million for the year ended December 31, 2000 to $43.6 million for the year ended December 31, 2001. This decrease was due primarily to a reduction of $4.2 million in operating expenses due to the sale of the Business in March 2000, a decrease of $1.5 million due to our agreement with Law.com to exclusively develop and supply legal content, the discontinuation of our custom publications business and a reduction of seminar production costs due to a decrease in the number of seminars produced. These decreases were partially offset by an increase in operating expenses due to our acquisition of two jury verdict and settlement businesses and the expansion of our international operations.

     Operating profit. The operating profit for our National Businesses increased $2.9 million from $4.1 million for the year ended December 31, 2000 to $7.0 million for the year ended December 31, 2001. EBITDA increased $2.9 million, or 64.9%, from $4.3 million for the year ended December 31, 2000 to $7.2 million for the year ended December 31, 2001.

Online

     Our online business consists primarily of Law.com. Effective May 1, 2002, Holdings acquired Law.com, a provider of web content and seminars for the legal industry. The acquired businesses include practice centers for specialty law practice areas, state Web sites and information sites for in-house counsel, law students and legal technology professionals. Total revenues for Online from May 1, 2002, the date of the Law.com acquisition, until December 31, 2002, totaled $3.0 million, or 2.2%, of our revenues. Operating expenses for Online totaled $25.6 million from May 1, 2002 until December 31, 2002. During the fourth quarter of 2002, we completed our annual impairment review under the new accounting rules for goodwill and other intangible assets effective January 1, 2002. As a result of our review, we recorded an impairment for goodwill and our trademark intangible all of which was generated from our acquisition of Law.com. The impairment totaled $19.5 million and is reflected as a component of operating expenses in our Consolidated Statement of Operations for 2002. As a result, operating loss was $22.6 million from the date of acquisition.

Liquidity and Capital Resources

     Capital expenditures. Capital expenditures totaled $3.0 million for the year ended December 31, 2002. Database and website development, computer system enhancements and implementation costs and hardware upgrades totaled $2.1 million, with the balance used primarily for leasehold improvements on our owned building in Georgia along with leasehold improvements on our new Washington, D.C. leased space. During 2002, we continued to focus our capital spending on the development of our litigation services database, strengthening our systems infrastructure and the modernization of our disaster recovery plan.

     Net cash used in operating activities. Net cash used in operating activities was $2.0 million for the year ended December 31, 2002, which primarily reflects a net loss of $22.3 million, a decrease in deferred tax benefit of $9.9 million, a decrease in accounts payable of $3.2 million, a decrease in accrued expense payable of $3.3 million, a decrease in other liabilities of $1.8 million and a decrease in deferred income of $1.1 million. This was partially offset by a one-time goodwill and intangible impairment charge of $19.5 million, depreciation and amortization of $16.5 million, a decrease of accounts receivable of $1.0 million, an increase in inventory reserve of $0.9 million, an increase in other assets of $1.0 million, and the recording of non-cash interest of $1.0 million.

     Net cash used in investing activities. Net cash used in investing activities was $3.3 million for the year ended December 31, 2002, primarily resulting from capital expenditures of $3.0 million and deferred payments from our 2001 and 2000 acquisitions.

     Net cash provided by financing activities. Net cash provided by financing activities totaled $3.8 million for the year ended December 31, 2002, which reflects a net drawdown of $5.3 million under the GECC Facility and deferred financing cost payments of $1.5 million.

     Working capital. We traditionally have favorable cash flow characteristics resulting from our high level of advance payments by subscribers, low working capital investment, low capital expenditure needs, predictable cost structure and high margins. Because cash receipts associated with subscriptions are received toward the beginning of a subscription cycle, our business requires minimal investment in working capital.

     During 2002, we incurred losses from pre-tax restructuring charges of $1.5 million, incurred acquisition costs of $1.9 million related to the acquisition of Law.com, refinanced our line of credit with GE Corporate Finance at a cost of $1.5 million and recorded declines in deferred income. In addition, we made an additional capital investment in our systems and facilities of $3.0 million. These factors combined to produce a reduced cash flow for 2002.

     Liquidity. Our principal sources of funds are anticipated to be cash flows from operating activities, which may be supplemented by borrowings under the GECC Facility. The GECC Facility had $32.3 million outstanding as of December 31, 2002 and accrues interest as described in Note 14 to the Consolidated Financial Statements. For details relating to the terms of our GECC Facility entered into on May 1, 2002, see Note 14 to the Consolidated Financial Statements. We believe that these funds will be sufficient to meet our current financial obligations, including the payment of interest on the $175,000,000 of 9 3/4% Senior Notes due 2007 and on the outstanding balance under our GECC Facility, working capital, capital expenditures and other obligations for the next 12 months. No assurance can be given, however, that this will be the case. Our future operating performance and ability to service or refinance our debt, meet future debt covenants, and to repay, extend or refinance any credit agreements to which we are a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Reconciliations of GAAP to Non-GAAP Financial Measures

     Reconciliations of GAAP to non-GAAP financial measures are provided below. We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period our results from ongoing operations in a more meaningful and consistent manner.

Consolidated Reconciliation

	Year Ended December 31,

	2000	2001	2002

GAAP net loss	$(19,340)	$(17,909)	$(22,285)
Adjustments to arrive at operating loss:
Benefit for income tax	4,290	11,804	9,908
Other (loss) income	(523)	(5,436)	356
Interest expense	(19,470)	(18,466)	(19,108)

Operating loss	(3,637)	(5,811)	(13,441)
Adjustments to arrive at EBITDA:
Depreciation and amortization	28,415	29,900	16,507
Impairment of goodwill and intangibles	—	—	19,521

EBITDA	$24,778	$24,089	$22,587

Material Financings

     We have borrowed funds to finance our operations through the transactions described below.

     Revolving Credit Facility. On March 25, 1998, we entered into a $40 million, five-year senior secured revolving credit facility (the “Revolving Credit Facility”) with a group of banks to be available for working capital and general corporate purposes, including acquisitions and capital expenditures. Effective May 1, 2002, the outstanding balance under the Revolving Credit Facility was repaid and the Revolving Credit Facility was terminated.

     On May 1, 2002, we, The New York Law Publishing Company (“NYLP”) and Holdings entered into a credit agreement, dated as of May 1, 2002, with GE Corporate Finance (“GECC”) and the lenders signatory thereto in accordance with which GECC has provided our operating subsidiary, NYLP, with a $40 million revolving credit facility (the “GECC Facility”). The GECC Facility replaces our Revolving Credit Facility and proceeds from the GECC Facility were used to refinance existing indebtedness, provide working capital and finance capital expenditures. The obligations of NYLP under the GECC Facility are guaranteed by Holdings, us and all of our domestic subsidiaries, and are secured by all of the personal property assets of Holdings, us and our domestic subsidiaries (including the stock of all our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries). The GECC Facility bears interest at a fluctuating rate determined by reference to (i) the index rate plus a margin of 2.00%, or (ii) the Eurodollar Rate (“LIBOR”) plus a margin of 3.5%. We are also required to pay customary fees with respect to the GECC Facility, including an up-front arrangement fee, monthly administrative agency fees and commitment fees on the unused portion of the

GECC Facility. The GECC Facility includes both affirmative and negative covenants that include meeting certain financial ratios. The term of the GECC Facility is 60 months.

     On November 13, 2002, the GECC Facility was amended to clarify language in the GECC credit agreement, as well as to allow us to assume a lease by and between 1140 Associates, Inc. and Law.com. In addition, on February 27, 2003, the GECC Facility was amended to modify the covenants relating to the total leverage ratio, interest coverage ratio and fixed charge ratio until December 2004. These covenants now provide alternative compliance levels and associated incremental interest rates. In addition, the GECC facility was amended to allow for the Senior Discount Note transaction described in Recent Developments above. See – Recent Developments.

     At December 31, 2002, the amount outstanding under the GECC Facility was $32.3 million. The available balance under the unused commitment is reduced by any letters of credit outstanding, which totaled $6.6 million at December 31, 2002. A 10% increase in the average interest rate of borrowing under the Revolving Credit Facility and GECC Facility during the year ended December 31, 2002 would have increased our net loss to approximately $22.4 million.

     Senior Notes Financing. In December 1997, we issued $175,000,000 aggregate principal amount of 9 3/4% Senior Notes due 2007 (the “Notes”). The Notes are unsecured general obligations and are fully and unconditionally guaranteed on a joint and several and senior unsecured basis, by us and each of our existing and future subsidiaries. The subsidiary guarantors comprise all of our direct and indirect subsidiaries and each of the subsidiary guarantors is a wholly-owned subsidiary of us. Separate financial statements of, and other disclosures concerning the subsidiary guarantors are not included herein because of the subsidiary guarantors’ full and unconditional guarantee of the Notes and management has determined that separate financial statements and other disclosures concerning the subsidiary guarantors are not material and would not provide any additional meaningful disclosure. There are currently no contractual or regulatory restrictions limiting the ability of the subsidiary guarantors to make distributions to us. The Notes may be redeemed at any time by us, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by us and our subsidiaries, the payment of dividends and other restricted payments by us and our subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Assuming there is no redemption of the Notes prior to maturity, the entire principal will be payable on December 15, 2007.

Contractual Obligations

     Contractual obligations as of December 31, 2002 were as follows (in thousands):

	Payment Due

					2007 and
	2003	2004	2005	2006	later years

Long term debt	$—	$—	$—	$—	$207,300
Noncancellable leases	6,313	6,154	5,940	5,412	11,676

Total	$6,313	$6,154	$5,940	$5,412	$218,976

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We and Holdings have entered into the GECC Facility. Each revolving loan within the GECC Facility bears interest on the outstanding principal amount from the borrowing date until it becomes due at a rate per annum equal to the “Base Rate” or the Eurodollar rate plus the “Applicable Margin”. The Applicable Margin varies depending on our total leverage ratio. As of March 28, 2003, the Applicable Margin was 3.25% for Base Rate loans and 4.75% for Eurodollar rate loans. The Base Rate is the higher of the Bank of America publicly announced “Reference Rate” or the Federal Funds rate plus 0.5%. The amount outstanding under the GECC Facility was $32.3 million at December 31, 2002. The blended interest rate at December 31, 2002 was 5.1%. A 10% increase in the average rate during 2002 would have increased our net loss to approximately $22.4 million.

Item 8. Financial Statements and Supplementary Data

     See Index to Financial Statements and Exhibits, which appears on Page F-1 hereof.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors, Executive Officers and Key Employees of the Registrant

     The following table sets forth certain information regarding each of the executive officers and directors of us and Holdings as of March 28, 2003.

Name	Age	Position

Executive Officers and Directors of us and Holdings
Bruce Wasserstein	55	Chairman of the Board
William L. Pollak	47	President, Chief Executive Officer and Director
Anup Bagaria	30	Vice President and Director
Michael J. Biondi	45	Director
Robert C. Clark	59	Director
Donald G. Drapkin	56	Director
George L. Majoros, Jr.	41	Director
Andrew G.T. Moore, II	67	Director
Jack Berkowitz	56	Senior Vice President
Sara Diamond	44	Vice President, Book and Directory Publishing
Allison C. Hoffman	32	Vice President, General Counsel and Secretary
Stephen C. Jacobs	41	Vice President, Chief Financial Officer
Eric F. Lundberg	45	Vice President, Finance
Iain Murray	35	Vice President, Information Systems
Kevin Vermeulen	39	Vice President, Group Publisher

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

     The Board has established an executive committee (the “Executive Committee”) consisting of three members, currently Bruce Wasserstein, George Majoros and Anup Bagaria. The Executive Committee has been delegated the authority to approve (i) the acquisition and divestiture by us or our affiliates of all or a portion of one or more business entities for a price of up to $25 million, (ii) the appointment of our senior officers and the senior officers of our affiliates and termination of such employment, (iii) the preparation and approval of short-term and long-term budgets and (iv) other material policy-level decisions to the extent permitted by the Delaware General Corporation Law.

Executive Officers, Directors and Key Employees of the Company and Holdings

     Bruce Wasserstein has served as Chairman of the Board of Directors of us and Holdings since both our and its founding in December 1997. He is Head of Lazard LLC, and Chairman of Wasserstein & Co., LP, the private merchant bank that controls Holdings. Previously, he was Executive Chairman of Dresdner Kleinwort Wasserstein and Chairman and founder of Wasserstein Perella Group, Inc. (“WPG”). Mr. Wasserstein is also on the boards of numerous private companies.

     William L. Pollak has served as President, Chief Executive Officer and Director of us and Holdings since March 1998. Prior to joining us, Mr. Pollak spent 16 years at The New York Times, where he held a variety of positions, most recently as Executive Vice President, Circulation.

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

     Robert C. Clark has served as a Director of us and Holdings since our and its founding in December 1997. He has been Dean of the Harvard Law School since 1989 and is the Royall Professor of Law at Harvard Law School. Mr. Clark is a trustee of Teachers Insurance Annuity Association (TIAA). He is currently a Director of Collins & Aikman Corp and Omnicom Group Inc.

     Donald G. Drapkin has served as a Director of us and Holdings since our and its founding in December 1997. He has been a Director and Vice Chairman of MacAndrews & Forbes Holdings Inc. and various of its affiliates since 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years. Mr. Drapkin also is a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Anthracite Capital, Inc., BlackRock Asset Investors, The Molson Companies Limited, Panavision, Inc., Playboy.com. Inc., Playboy Enterprises, Inc., Revlon Consumer Products Corporation, Revlon, Inc., Siga Technologies, Inc. and The Warnaco Group, Inc.

     George L. Majoros, Jr. has served as a Director of us and Holdings since June 5, 2000. He has been President and Chief Operating Officer of Wasserstein & Co., LP since its inception in January 2001. Prior thereto, he was a Managing Director of Wasserstein Perella & Co., Inc. and the Chief Operating Officer of its Merchant Banking Group. He joined Wasserstein Perella & Co., Inc. in early 1993 after practicing law with Jones Day Reavis & Pogue since September 1986. Mr. Majoros also serves on the board of directors of American Seafoods Group and numerous private companies.

     Andrew G. T. Moore, II has served as a Director of us and Holdings since our and its founding in December 1997. He is a senior advisor to Dresdner Kleinwort Wasserstein and previously was a senior managing director of the firm. Justice Moore is also a former Justice of the Delaware Supreme Court. Justice Moore served on the Delaware Supreme Court for 12 years until 1994, when he joined Wasserstein Perella & Co. Justice Moore has served as the Lehmann Distinguished Visiting Professor of Law at Washington University in St. Louis. He has also served as an adjunct professor of law at the Georgetown University Law Center, University of Iowa College of Law and Widener University School of Law, where he taught seminars in advanced corporation law. He also teaches comparative principles of international corporation law at the Tulane University Institute of European Legal Studies in Paris, and has been a guest lecturer at various law schools and national corporate law programs in the United States, Canada and Europe.

     Jack Berkowitz has served as Senior Vice President of us and Holdings since August 2002 and Vice President, Strategic Planning of us and Holdings since January 1999. Prior to joining us, Mr. Berkowitz served as a consultant to us during 1998. Mr. Berkowitz is a 26-year veteran of the publishing industry. As a consultant, in addition to us, his client roster has included Cowles Business Media, Hearst Magazines, Time Inc., The Rockefeller Associates, Associated Newspapers and Adweek. Mr. Berkowitz had previously served as Executive Vice President of the Village Voice, President and Publisher of NewsInc. and President of The Nation.

     Sara Diamond has served as Vice President, Book and Directory Publishing of us and Holdings since September 2000. Prior to that she was Publisher of Law Journal Press, our book division, which she joined in 1992. Prior to joining us, Ms. Diamond served in a variety of positions at Matthew Bender & Company.

     Allison C. Hoffman has served as Vice President, General Counsel and Secretary of us and Holdings since August 2001. Prior to that she was Assistant General Counsel of us and Holdings since June 1999. Prior to joining us, Ms. Hoffman was an associate in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

     Stephen C. Jacobs has served as Vice President, Chief Financial Officer of us and Holdings since August 2001. Prior to that he was Vice President, General Counsel and Secretary of us and Holdings since May 1998. Prior to joining us, Mr. Jacobs was Assistant General Counsel, Global Transactions for American International Group, Inc.

     Eric F. Lundberg has served as Vice President of Finance of us and Holdings since August 2001. Prior to that he was the Publisher of Texas Lawyer, and prior to that held a number of financial positions with us and our predecessor, most recently as Corporate Controller and Director of Financial Planning since November 1995.

     Iain Murray has served as Vice President, Information Systems of us and Holdings since January 1, 2003. Prior to that he was Chief Technology Officer since January 3, 2000. Prior to joining us, Mr. Murray held a number of technology positions at Conde Nast Publications.

     Kevin Vermeulen has served as Vice President, Group Publisher of us and Holdings since May 1999, and served as Vice President, National Advertising from 1998 — 1999. Prior to that he was a Vice President of Sales for National Law Publishing Company, Inc., one of our predecessors, which he joined in October 1992.

Item 11. Executive Compensation

     The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and certain other executive officers of us and Holdings for the year ended December 31, 2002 (collectively, the “Named Executive Officers”) for services rendered in all capacities to us and Holdings during the year ended December 31, 2002. All numbers relating to option grants relate to options to purchase our shares.

Summary Compensation Table

		Annual Compensation

					Long Term Compensation

				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	Compensation	Awards	Options/	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($)	Sales(1)	($)	($)

William Pollak	2002	460,000	—	—	—	—	—	—
President and Chief	2001	456,136	—	—	—	—	—	126,788 (2)
Executive Officer	2000	436,487	252,261	—	—	—	—	294,326 (2)
					—
Jack Berkowitz	2002	288,750	—	—	—	—	—	—
Senior Vice	2001	288,750	15,000	—	—	600	—	—
President	2000	275,000	63,942	—	—	600	—	—
					—
George Dillehay	2002	275,625	—	—	—	—	—	—
Publisher, New York	2001	266,875	19,060	—	—	—	—	—
Law Journal	2000	254,166	46,663	—	—	1,200	—	—

Stephen Jacobs	2002	275,000	—	—	—	—	—	—
Vice President,	2001	261,230	49,258	—	—	900	—	—
Chief Financial	2000	226,333	71,191	—	—	300	—	—
Officer					—

Kevin Vermeulen	2002	255,000	50,000	—	—	—	—	—
Vice President,	2001	205,000	80,000	—	—	—	—	—
Group Publisher	2000	183,400	155,705	—	—	—	—	—

(1)	Each of these options is exercisable for a share of Holdings’ common stock.

(2)	Represents payments made by us to Mr. Pollak pursuant to the terms of his employment agreement to reimburse him for the value of options forfeited upon his resignation from his former employer.

     There were no option grants made in 2002 to the Named Executive Officers.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

			Number of	Value of
			Securities	Unexercised
			Underlying	In-The-Money
			Unexercised Options	Options at Fiscal
	Shares		at Fiscal Year-End	Year-End
	Acquired	Value	(Exercisable/	(Exercisable/
	On Exercise	Realized	Unexercisable)	Unexercisable)
Name	(#)	($)	(#)	($) (1)

William Pollak	—	—	12,000/0	0
Jack Berkowitz	—	—	2,550/450	0
George Dillehay	—	—	1,500/300	0
Stephen Jacobs	—	—	1,575/225	0
Kevin Vermuelen	—	—	1,800/0	0

(1)	The exercise prices of each of these options exceed the per share fair market value of the shares.

Employment Agreements

     William Pollak, our President and Chief Executive Officer, had entered into an employment agreement with us for a five-year term effective March 9, 1998. The employment agreement provided for an annual salary of $400,000 subject to increases of 5% annually during the term. In addition, the employment agreement provided for bonuses of $400,000 after the first year of the term and between 50% and 150% of the base salary, as determined by the Board of Directors, in each of the remaining years of the term. Under the employment agreement, if the executive’s employment is terminated by us without cause or by the executive with good reason, the executive would have been entitled to severance equal to the amount of the executive’s salary and bonus accrued but unpaid through the termination date and one year’s salary, commencing on the termination date, together with any accrued but unpaid bonus. Mr. Pollak was also entitled to payments for options granted to him and forfeited upon his resignation from his prior employer.

     On October 18, 2002, Mr. Pollak entered into a new employment agreement with us for a five-year term terminating on March 9, 2008. The employment agreement provides for an annual salary of $460,000. In addition, the employment agreement provides for a bonus of between 0% and 150% of his salary, as determined by the Board of Directors, based on us achieving certain financial objectives. In addition, the employment agreement provides for an additional grant of options of Holdings to Mr. Pollak. Under the employment agreement, if Mr. Pollak’s employment is terminated by us without cause or by Mr. Pollak for good reason, Mr. Pollak will be entitled to (1) the amount of his salary accrued but unpaid through the termination date, (2) a pro-rata bonus for the year of termination and (3) either (a) six months’ salary if the agreement is terminated for any other reason besides a change of control or (b) twelve months’ salary following a change of control. If the payment under the employment agreement subjects Mr. Pollak to “golden parachute” excise tax, the payments will be cut back to the safe harbor amount, but only if the cutback results in a higher after-tax payment to the executive after taking into account the excise tax that the executive would otherwise pay on the excess parachute amount.

     We have also entered into employment agreements with each of Messrs. Jack Berkowitz, George Dillehay, Stephen Jacobs and Kevin Vermeulen. The agreements provide for varying bonuses and termination rights. Each agreement provides that if we terminate the executive’s employment without cause or the executive terminates his employment for good reason, the executive will be entitled to (1) the amount of his salary accrued but unpaid through the termination date, (2) a pro-rata bonus for the year of termination and (3) six months’ salary. If the payments under the employment agreement subject the executive to “golden parachute” excise tax, the payments will be cut back to the safe harbor amount, but only if the cutback results in a higher after-tax payment to the executive after taking into account the excise tax that the executive would otherwise pay on the excess parachute amount.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     All of our outstanding shares are beneficially owned by Holdings. The following table sets forth certain information regarding beneficial ownership of Holdings as of December 31, 2002 by (i) each person (or group of affiliate persons) known by us to be the beneficial owner of more than 5% of the outstanding Common Stock of Holdings, (ii) each Director, Director nominee, our Chief Executive Officer and President and (iii) all of our directors and executive officers as a group. Our address is American Lawyer Media, Inc., 345 Park Avenue South, New York, NY 10010.

		Percentage of
	Number of	Total Shares of
	Shares of	Common Stock
Name and Address of Beneficial Owner(1)	Common Stock	Outstanding

U.S. Equity Partners, L.P.(2)	661,505	50.10%
U.S. Equity Partners (Offshore), L.P.(3)	170,230	12.89%
ALM Employee Partners, L.L.C.(4)	72,490	5.49%
WPPN, LP (5)	413,440	31.31%

Total	1,317,665	99.79%

(1)	The address for all of the beneficial owners is c/o Wasserstein & Co., LP, 1301 Avenue of the Americas, 44th Floor, New York, NY 10019.
(2)	Includes approximately 2.6% of the issued and outstanding Common Stock held by a co-investor of U.S. Equity Partners, L.P. (“USEP”) which has granted WP Management Partners, L.L.C. (“WPMP”), the general partner of USEP, an irrevocable proxy to vote such shares of common stock. WPMP shares voting and dispositive power with respect to the shares held by USEP. See footnote (5).

(3)	WPMP shares voting and dispositive power with respect to the shares held by U.S. Equity Partners (Offshore), L.P. See footnote (5).

(4)	ALM Employee Partners, L.L.C. is managed by WP Plan Management Partners, Inc., an indirect wholly-owned subsidiary of Dresdner Kleinwort Wasserstein

Group, Inc., and shares voting and dispositive power with respect to the shares held by ALM Employee Partners, L.L.C. See footnote (5).

(5)	Does not include: 661,505 shares as to which WPMP shares voting and dispositive power with USEP; 170,230 shares as to which WPMP shares voting and dispositive power with U.S. Equity Partners (Offshore), L.P.; and 72,490 shares as to which WP Plan Management Partners, Inc. shares voting and dispositive power with ALM Employee Partners, L.L.C.

Shares Authorized for Future Issuance

(c)
Number of
	(a)		securities
	Number of		remaining available
	securities to be	(b)	for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))

Equity compensation plans approved by security holders	69,690	$130.33	130,310

Total	69,690	$130.33	130,310

Item 13. Certain Relationships and Related Transactions

     We are a wholly-owned subsidiary of Holdings. A majority of Holdings’ equity securities are held by USEP and its affiliates. USEP is a Delaware limited partnership investment fund of which WPMP is the general partner. WPMP is controlled by Wasserstein & Co., LP. WPMP is entitled to receive a monitoring fee in an amount not to exceed $1.0 million in respect of any year.

     We may engage in transactions with our affiliates, including entities owned or controlled by certain of our principal shareholders. We believe that, at the time these agreements are entered into, such transactions will be no more favorable to us than similar transactions with non-affiliates.

     Effective May 1, 2002, Holdings acquired Law.com, a provider of web content and seminars for the legal industry. Prior to the acquisition of Law.com, Law.com’s RealLegal applications services business was spun off to Law.com shareholders as a new entity, RealLegal, LLC. Holdings acquired Law.com through the acquisition of all of the 1,707,790 shares of outstanding common stock of Law.com from its shareholders in exchange for an aggregate of 120,030 shares of Holdings’ common stock, par value $0.01 per share. Law.com and Holdings shared substantially all of the same common stockholders, however, they were not deemed to be entities under common control. The amount of consideration was determined based on independent third party valuations undertaken in March 2002 of Holdings’ equity and of the Web content and seminar business of Law.com. We believe that this transaction was effected on arms-length terms and conditions. The acquired businesses include practice centers for specialty law practice areas, state Web sites and information sites for in-house counsel, law students and legal technology professionals. The acquisition was accounted for under the purchase method of accounting and the results of operations have been included in the financial statements since acquisition.

     After completion of our acquisition of Law.com, Holdings contributed all of the outstanding shares of common stock of Law.com to us as a capital contribution. Law.com operates as our subsidiary.

     Effective May 1, 2002, RealLegal, LLC entered into an operating agreement (the “Operating Agreement”) with us. The Operating Agreement provides, among other things, for us to provide RealLegal, LLC with certain content to be used in conjunction with its MA3000 product and certain advertising, in exchange for a periodic payment by RealLegal, LLC comprised of cash and equity in RealLegal, LLC.

Item 14. Controls and Procedures

     (a)  Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a – 14(c) and 15d – 14(c) under the

Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

     (b)  Changes In Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART IV

Item 15. Financial Statement Schedules, Reports on Form 8-K and Exhibits

(a)	Financial Statement Schedule

     Schedule II — Valuation and Qualifying Accounts. All other schedules have been omitted as the schedules are either not applicable, or the information has been otherwise provided in the Consolidated Financial Statements.

(b)	Reports on Form 8-K

1.	We filed a Form 8-K on February 28, 2003, to announce a waiver granted by the holders of our Senior Discount Notes as well as an amendment of our credit facility with GE Corporate Finance.

(c)	Exhibits

     The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

AMERICAN LAWYER MEDIA, INC. AND SUBSIDIARIES

Report of Independent Auditors

Board of Directors
American Lawyer Media, Inc.

We have audited the accompanying consolidated balance sheet of American Lawyer Media, Inc. and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the index at Item 15(a). These consolidated financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The consolidated financial statements of the Company as of December 31, 2001 and for the two years in the period then ended were audited by other auditors who have ceased operations and whose report dated March 8, 2002, expressed an unqualified opinion on those statements before the transitional disclosures described in Note 8, stock option disclosures described in Note 3 and Note 12 and segment information described in Note 15.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Lawyer Media, Inc. and subsidiaries at December 31, 2002, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for the two years in the period then ended were audited by other auditors who have ceased operations. As described in Note 3, Note 8, Note 12 and Note 15, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards Statement No. 142, “Goodwill and other Intangible Assets,” which was adopted by the Company as of January 1, 2002, stock option disclosures required by Statement of Financial Accounting Standards Statement No. 123 and segment information disclosures required by Statement of Financial Accounting Standards Statements No. 131, respectively. In our opinion, the disclosures for 2001 and 2000 in Note 3, Note 8, Note 12 and Note 15 with respect to such transitional disclosures, stock option disclosures and segment information are appropriate. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of the Company as of December 31, 2001 and for the two years in the period then ended other than with respect to such transitional disclosures, stock option disclosures and segment information and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements as of December 31, 2001 and for the two years in the period then ended taken as a whole.

Ernst & Young LLP
New York, New York
March 4, 2003

     This is a copy of the audit report previously issued by Arthur Anderson LLP in connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Anderson LLP in connection with this filing on Form 10-K. The financial statements and schedule as of December 31, 2001 and for the two years in the period then ended, referred to in the report below, can be found on pages F-4 through F-22 in this annual report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of American Lawyer Media, Inc.:

     We have audited the accompanying consolidated balance sheet of American Lawyer Media, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for each of the two years ended in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Lawyer Media, Inc. and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     As explained in Note 3 to the consolidated financial statements, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Investments and Hedging Activities” as amended by SFAS No. 138.

     Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index of consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

ARTHUR ANDERSEN LLP

New York, New York
March 8, 2002

AMERICAN LAWYER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
At December 31, 2002 and 2001
(In thousands, except share data)

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$824	$2,377
Accounts receivable, net of allowance for doubtful accounts and returns of $2,589 and $2,270, respectively	15,801	16,051
Deferred tax assets, net	5,146	3,925
Inventories, net	621	1,530
Due from parent	6,957	656
Other current assets	2,537	2,575

Total current assets	31,886	27,114
Property, plant and equipment, net	11,417	11,384
Intangible assets, net	119,939	129,122
Goodwill, net	145,540	141,041
Deferred financing costs, net of accumulated amortization of $3,847 and $3,391, respectively	4,884	4,525
Other assets	5,299	1,664

Total assets	$318,965	$314,850

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$3,899	$5,941
Accrued expenses	14,888	10,627
Accrued interest payable	923	954
Deferred income (including deferred subscription income of $17,134 and $15,065, respectively)	22,170	18,515
Other current liabilities	379	350

Total current liabilities	42,259	36,387

Long term debt:
Revolving credit facility	32,300	27,000
Senior notes	175,000	175,000

Total long term debt	207,300	202,000
Deferred tax liability, net	16,133	25,366
Other liabilities	7,049	7,271

Total liabilities	272,741	271,024

Stockholder’s equity:
Common stock — $.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Paid-in-capital	156,475	130,253
Accumulated deficit	(108,729)	(86,444)
Accumulated other comprehensive (loss) gain	(1,522)	17

Total stockholder’s equity	46,224	43,826

Total liabilities and stockholder’s equity	$318,965	$314,850

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

AMERICAN LAWYER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

NET REVENUES:
Periodicals:
Advertising	$76,702	$85,206	$88,230
Subscription	23,787	23,248	23,407
Ancillary products and services	32,460	37,379	42,876

Total net revenues	132,949	145,833	154,513

OPERATING EXPENSES:
Editorial	21,412	23,000	26,199
Production and distribution	27,254	30,766	32,436
Selling	26,535	28,436	32,325
General and administrative	35,161	39,542	38,775
Impairment of goodwill and intangibles	19,521	—	—
Depreciation and amortization	16,507	29,900	28,415

Total operating expenses	146,390	151,644	158,150

Operating loss	(13,441)	(5,811)	(3,637)
Interest expense	(19,108)	(18,466)	(19,470)
Other income (expense)	356	(5,436)	(523)

Loss before income taxes	(32,193)	(29,713)	(23,630)
Benefit for income taxes	9,908	11,804	4,290

Net loss	$(22,285)	$(17,909)	$(19,340)

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

AMERICAN LAWYER MEDIA, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands, except share data)

	Common Stock				Accumulated
			Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total

BALANCE AT JANUARY 1, 2000	100	$—	$123,515	$(49,195)	$—	$74,320

Gain from sale of Business	—	—	6,738	—	—	6,738
Net loss	—	—	—	(19,340)	—	(19,340)

BALANCE AT DECEMBER 31, 2000	100	—	130,253	(68,535)	—	61,718

Net loss	—	—	—	(17,909)	—	(17,909)
Unrealized gain on equity securities available for sale, net of taxes	—	—	—	—	17	17

Total comprehensive loss		—	—	—	—	(17,892)
BALANCE AT DECEMBER 31, 2001	100	—	130,253	(86,444)	17	43,826

Net loss	—	—	—	(22,285)	—	(22,285)
Unrealized loss on equity securities available for sale, net of taxes	—	—	—	—	(17)	(17)
Minimum pension liability	—	—	—	—	(1,522)	(1,522)

Total comprehensive loss	—	—	—	—	—	(23,824)
Capital contribution	—	—	26,222	—	—	26,222

BALANCE AT DECEMBER 31, 2002	100	$—	$156,475	$(108,729)	$(1,522)	$46,224

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

AMERICAN LAWYER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,285)	$(17,909)	$(19,340)
Adjustments to reconcile net loss to net cash provided by(used in) operating activities:
Depreciation and amortization	16,507	29,900	28,415
Deferred income tax	(9,908)	(11,885)	(4,855)
Non-cash interest	980	890	832
Impairment of goodwill and intangibles	19,521	—	—
Financing loss from termination of revolving line of credit	155	—	—
Loss from sale of assets	10	804	—
Impairment of private equity securities	80	4,700	—
Decrease (increase) in:
Accounts receivable, net	985	3,501	(2,470)
Due from parent	—	—	—
Inventories	909	(179)	(112)
Other current assets	(993)	337	(1,199)
Other assets	1,019	(502)	(1,339)
(Decrease) increase in:
Accounts payable	(3,186)	(3,009)	1,439
Accrued expenses	(3,257)	(574)	(974)
Other current liabilities	377	350	—
Accrued interest payable	(31)	87	(318)
Deferred income	(1,148)	(4,256)	892
Other liabilities	(1,751)	395	662

Net cash (used in) provided by operating activities	(2,016)	2,650	1,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,992)	(3,276)	(5,906)
Deferred purchase price from purchase of business	—	300	9,184
Purchase of business	(350)	(5,922)	(6,450)
Other	—	—	4

Net cash used in investing activities	(3,342)	(8,898)	(3,168)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowing on revolving credit facility	5,300	6,500	2,200
Payment of deferred financing costs	(1,495)	(138)	—

Net cash provided by financing activities	3,805	6,362	2,200

Net (decrease) increase in cash	(1,553)	114	665
CASH, beginning of year	2,377	2,263	1,598

CASH, end of year	$824	$2,377	$2,263

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
Income taxes	$13	$662	$355

Interest	$17,367	$18,319	$18,725

Non cash:
Preferred membership interest received from sale of
The Daily Deal and Corporate Control Alert	$—	$—	$2,500

The accompanying notes to the Consolidated Financial Statements are an integral part of these statements.

AMERICAN LAWYER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002, 2001 and 2000

1.  ORGANIZATION AND OPERATIONS

     American Lawyer Media, Inc. and subsidiaries (“we,” “us,” “our” or “ALM”) is a wholly-owned subsidiary of American Lawyer Media Holdings, Inc. (“Holdings”). We publish legal publications, including The American Lawyer, New York Law Journal, The National Law Journal and Corporate Counsel. Our operations are based in New York with regional offices in eight states, the District of Columbia and London, England.

     On March 28, 2000, we sold the business constituting The Daily Deal and Corporate Control Alert (the “Business”) to The Deal, L.L.C. (formerly TDD, L.L.C.), a limited liability company (the “Purchaser”), controlled substantially by the same stockholders as Holdings. The consideration for the sale was $7.5 million in cash and $2.5 million face amount of a membership interest in the Purchaser with a preferred return (the “Preferred Membership Interest”). In addition, the Purchaser paid us $1.68 million in cash, representing the aggregate amount of operating losses incurred by us in connection with the operation of the Business for the month of March 2000. We recorded a gain of approximately $6,738,000 as a component of additional paid-in-capital as the Business was a related party under common control. The Preferred Membership Interest accrues at 12.25% compounded annually, is convertible into 3.0% of the common equity of the Purchaser, has anti-dilution protection for dividends in the form of additional equity interests, combinations, splits and reclassifications and has anti-dilution protection up to the first $25.0 million of equity capital, including the Preferred Membership Interest issued by the Purchaser. We fully reserved against the Preferred Membership Interest from inception to the dividend date in Other Assets on the Consolidated Balance Sheet.

2.  ACQUISITIONS

     On May 15, 2000, we consummated the acquisition of substantially all of the assets and certain of the liabilities of Moran Publishing Company, Inc. (“Moran”). Moran is the leading publisher of jury verdict and settlement research data in New York State. In addition, on December 27, 2000, we consummated the acquisition of rights and related assets relating to two leading regional trade shows in the United Kingdom from Nationwide Exhibitions (UK) Ltd. (“Nationwide”). Under the agreement, we purchased rights and related assets for SolicITors, The National Legal Office and Legal Services Exhibition and The National Accountancy Exhibition.

     On January 31, 2001, we consummated the acquisition of substantially all of the assets and certain of the liabilities of Haslam Publications (“Haslam”), the leading publisher of jury verdict and settlement research data in California.

     The acquisition price of Moran and the two trade shows from Nationwide in 2000 totaled approximately $6.5 million and the price for Haslam totaled approximately $6.8 million. These acquisitions did not have a material impact on the Company’s Consolidated Financial Statements. If these acquisitions had occurred in the beginning of 2000 or 2001 it would not have had a material impact on the results of operations for the period presented.

     Effective May 1, 2002, Holdings, acquired Law.com, Inc. (“Law.com”), a provider of web content and seminars for the legal industry. Prior to our acquisition of Law.com, Law.com’s RealLegal applications services business was spun off to Law.com’s shareholders as a new entity, RealLegal, LLC. Holdings acquired Law.com through the acquisition of all of the 1,707,790 shares of outstanding common stock of Law.com from its shareholders in exchange for an aggregate of 120,030 shares of Holdings’ common stock, par value $0.01 per share, valued at approximately $20 million. Law.com and Holdings share substantially all of the same common stockholders, however, they were not deemed to be entities under common control. The amount of consideration was determined based on independent third party valuations undertaken in March 2002 of Holdings equity and of the web content and seminars business of Law.com. The acquired businesses include practice centers for specialty law practice areas, state web sites and information sites for in-house counsel, law students and legal technology professionals.

     After completion of the acquisition of Law.com, Holdings contributed all of the outstanding shares of common stock of Law.com to us as a capital contribution. Law.com operates as our subsidiary.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

At May 1, 2002
(in thousands)

Current assets	$1,469
Property, plant and equipment	3,299
Security deposit	110
Goodwill	23,366
Intangible assets, subject to amortization	1,753

Total assets acquired	29,997

Current liabilities	(3,769)
Deferred rent liabilities and other	(4,289)

Total liabilities assumed	(8,058)

Net assets acquired	$21,939

The $23.4 million of goodwill was assigned to the Online segment.

The following is a summary of the calculation of the purchase price (in thousands):

Purchase consideration (issuance of 120,030 shares of our common stock)	$20,000
Direct acquisition costs	1,939

Total purchase price	$21,939

     The pro forma unaudited consolidated results of operations for the years ended December 31, 2002 and 2001, assuming consummation of the acquisition as of the beginning of the respective periods, are as follows (in thousands):

	Year Ended December 31,

	2002	2001

Revenue	$134,704	$147,166

Net loss	$(25,221)	$(32,001)

     At the time of the acquisition of Law.com, we recorded an investment in RealLegal, LLC of $4.7 million for 4,745,000 units of Series A Preferred Stock. This investment was in exchange for the extinguishment of an existing accounts receivable due from RealLegal, LLC and for future advertising commitments by RealLegal, LLC to us. This investment is carried at cost and included in other assets in the accompanying Consolidated Balance Sheet. RealLegal, LLC and Holdings share substantially the same stockholders, however, are not deemed to be entities under common control.

     Effective May 1, 2002, RealLegal, LLC entered into an Operating Agreement with us (the “Operating Agreement”). The Operating Agreement provides, among other things, for us to provide RealLegal, LLC with certain content to be used in connection with its MA3000 product and certain advertising, in exchange for a periodic payment by RealLegal, LLC comprised of cash and equity in RealLegal, LLC.

     The above acquisitions have been accounted for under the purchase method of accounting and the results of operations of the acquired businesses have been included in the financial statements since acquisition. The excess of the purchase price over net assets acquired was allocated to intangible assets and goodwill.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The Consolidated Financial Statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

     The preparation of our Consolidated Financial Statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Concentrations of Credit Risk

     Our financial instruments that are exposed to concentration of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable, except for amounts due from legal advertising agents (“Legal Ad Agents”) aggregating $1.9 million in receivables as of December 31, 2002, are generally limited due to the large number of customers comprising our customer base. Such Legal Ad Agents do not have significant liquid net worth and, as a result, we are exposed to a certain level of credit concentration risk in this area, for which we believe we have adequately provided.

Revenue Recognition

     Periodical advertising revenues are generated from the placement of display and classified advertisements, as well as legal notices, in our publications. Advertising revenue is recognized upon release of the related publications.

     Periodical subscription revenues are recognized on a pro rata basis as issues of a subscription are served. Internet subscription revenues are recognized on a pro rata basis as issues of a subscription are served over the life of the term of the subscription.

     Ancillary products and services revenues consist principally of newsletter subscriptions, sales of professional books, seminar and trade show income, income from a daily fax service of court decisions and income from electronic products. In addition, ancillary products and services revenues included third party printing revenue until July 2001, at which point the assets from the Florida printing operations were sold and such third party printing ceased. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar and trade show revenues are recognized when the seminar or trade show is held. Daily fax service revenue is recognized upon fulfillment of orders.

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

Deferred Subscription Income and Subscription Receivable

     Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivable of $2,073,200 and $1,997,400 at December 31, 2002 and 2001, respectively, are included in accounts receivable in the accompanying Consolidated Balance Sheet.

Advertising and Promotion Costs

     Advertising and promotion costs totaled approximately $6.2 million, $6.5 million and $7.9 million for the years ended December 31, 2002, 2001 and 2000, respectively. These costs are expensed as the related advertisement or campaign is released.

Cash and Cash Equivalents

     We consider time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

     Cash on our Consolidated Balance Sheet for the years ended December 31, 2002 and 2001 includes $139,000 and $176,000, respectively, of restricted cash collected in association with managing a technology show on behalf of one of our customers.

Inventories

     Inventories consist principally of paper and related binding materials utilized by us and our outside printers and professional books published and sold by us. Inventories are stated at the lower of cost, as determined by the average cost method, or market.

     In 2002, we decided to change our inventory practice for our book department. With this change we will be migrating from carrying our books in inventory to print on demand at the time of sale. As a result, we have identified inventory totaling $1.0 million that will be destroyed in 2003. This inventory has been fully reserved in 2002 as a component of cost of goods sold within our Consolidated Statement of Operations.

Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Significant improvements are capitalized, while expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Buildings	25 years
Furniture, machinery and equipment	5-9 years
Computer equipment and software	3-6 years

     Leasehold improvements are amortized over the shorter of the remaining lease term or the estimated useful life.

Goodwill

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”) and (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). The adoption of SFAS No. 142 had a material impact on us. (See Note 8).

Intangible Assets

     Intangible assets represent advertiser commitments, uniform resource locators, copyrights, trademarks, customer and subscriber lists and non-compete agreements. Under SFAS No. 142, an acquired intangible asset should be separately recognized apart from goodwill if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets deemed to have a finite lives are amortized on a straight-line basis over useful lives ranging from 6 months through 30 years.

Impairment of Long-Lived Assets

     We evaluate whether there has been an impairment in any of our long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying value of a long-lived asset exceeds its fair value. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value. Goodwill and certain other intangibles are tested for impairment under SFAS No. 142 (see Note 8) and all other long-lived assets are tested for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For years prior to December 31, 2001, goodwill and certain other intangible assets were tested for impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” See “Recent Accounting Pronouncements.”

Deferred Financing Costs

     Deferred financing costs are amortized over the life of the related debt using the straight-line method.

Reclassifications

     Certain amounts have been reclassified to conform with the current year presentation.

Accounting for Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” In June 2000, the FASB issued SFAS No. 138 “Accounting for Certain Derivative Instruments and Hedging Activities”, which amended SFAS No. 133. These statements establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualified hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement and requires that a company must formally document, designate and assess the effectiveness of transactions to obtain hedge accounting. We adopted these standards in the first quarter of 2001.

     We utilized an interest rate swap agreement to convert the fixed rate interest on our $175.0 million Senior Notes to a variable rate. At December 31, 2001, we had an interest rate swap outstanding with a notional amount of $175.0 million and a fair market value of $766,900. In 2002, our interest rate swap agreement was terminated. At the time of the termination, the interest rate swap agreement outstanding with a notional amount of $175.0 million had a fair market value of $188,000. With the mutual release of this agreement, we received a settlement of $500,000. This transaction resulted in a net gain during the third quarter of 2002 of $312,000 and $421,000 for the full year 2002, reported in earnings as a component of interest expense because the swap did not qualify for hedge accounting.

     Gains and losses in the fair market value of the interest rate swap have been reported in earnings as a component of interest expense, net.

Income taxes

     Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.

Stock Option Plan

     Holdings has a stock option plan under which incentive and nonqualified stock options may be granted periodically to certain of our employees and non-employee directors. We apply the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for our stock option plan. Accordingly, we only record compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant.

     The following table details the effect on net loss had compensation expense from the stock option plan been recorded based on the fair value method under SFAS No. 123, as amended (see Note 12):

	2002	2001	2000

Reported net loss	$(22,285)	$(17,909)	$(19,340)
Stock based employee compensation expense determined under fair value method	(456)	(475)	(363)

Pro forma net loss	$(22,741)	$(18,384)	$(19,703)

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” This statement also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” relating to the disposal of a segment of a business. SFAS No. 121 did not address the accounting for a Segment of a business accounted for as a discontinued operation under APB Opinion No. 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale. We have adopted SFAS No. 144 in the first quarter of 2002, and this statement did not have a material effect on our financial position or results of operations.

     In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 are effective for financial statements for the fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by us. SFAS No. 148 did not require us to change to the fair value based method of accounting for stock-based compensation.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing a guarantee. The disclosure provisions of FIN No. 45 are effective for financial statements for the fiscal years and interim periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. We have adopted FIN No. 45 and do not believe that the recognition provisions of FIN No. 45 will have a material effect on our Consolidated Financial Statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. SFAS No. 146 also establishes that fair value is the object for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. We have adopted SFAS No. 146 and do not believe that the adoption of SFAS No. 146 will have a material effect on our Consolidated Financial Statements.

4.  OTHER (EXPENSE) INCOME

     During the second quarter of 2001, we wrote-off certain available for sale investments as the decline in value of these investments has been deemed to be other than temporary. This write-down of $4.7 million has been included in other expense.

     During the third quarter of 2001, we sold certain assets associated with our printing facility in Florida. Included in other expense is a net loss of approximately $0.8 million from the sale of these assets and other costs directly associated with the transaction.

     During the third quarter of 2002, we amended an advertising agreement that we had entered into as a result of a barter transaction for equity in 2000. This amendment limited our advertising obligation to advertisements already placed in our publications prior to the amendment. Consideration of equity interest received in the original agreement in exchange for future advertising in our publications was written off as other expense in the prior year. As a result, with the elimination of any future obligation to this advertiser, we recorded in other income $0.9 million, equal to the amount of the reduction in advertising obligation.

     In addition, during the fourth quarter of 2002, we recorded a loss of $0.3 million related to the sublease of our excess building space at an annual rental lower than our lease obligation. This loss is reflected as a component of other expense in our Consolidated Statement of Operations for 2002.

5.  RESTRUCTURING CHARGE

     During the second and fourth quarters of 2001, upon the decision to restructure certain of our operations, we accrued approximately $1.7 million and $0.3 million, respectively, of restructuring charges. In addition, a further execution of this plan resulted in additional restructuring charges of $0.3 million, $0.8 million and $0.4 million recorded during the second, third and fourth quarters of 2002, respectively. These charges primarily relate to severance arrangements for approximately 55 employees in various regions and divisions and have been included in operating expenses. As of December 31, 2002, approximately $1.1 million, representing the unpaid charges, is included in accrued expenses. Such costs are expected to be paid by the second quarter of 2003.

     The following is a summary of our restructuring charge activity (in thousands):

Unpaid restructuring charge accrual at December 31, 2001	$689
Less: Payments during the year ended December 31, 2002	(1,146)
Plus: Additional restructuring charges incurred during the year ended December 31, 2002	1,525

Unpaid restructuring charge accrual at December 31, 2002	$1,068

6.  INCOME TAXES

     Significant components of our deferred tax assets and liabilities as of December 31, 2002 and 2001 are as follows (in thousands):

	2002	2001

Current deferred tax assets:
Allowance for doubtful accounts	$933	$998
Accrued liabilities	3,330	938
Inventories	427	661
Deferred rent	1,346	1,328

Total current deferred tax assets	6,036	3,925

Current deferred tax liabilities:
Accrued liabilities	890	—

Total current deferred tax liabilities	890	—

Net current deferred tax assets	5,146	3,925

Non-current deferred tax assets:
Net operating loss carryforwards	40,856	6,807
Investment impairments	2,251	2,306
Depreciation	—	286
Other	109	223

	43,216	9,622
Valuation allowance	(29,911)	—

Total non-current deferred tax assets	13,305	9,622

Non current deferred tax liabilities:
Depreciation, amortization and other	29,438	34,988

Total non-current deferred tax liabilities	29,438	34,988

Net non-current deferred tax liabilities	16,133	25,366

Net deferred tax liabilities	$(10,987)	$(21,441)

     We are included in the consolidated federal tax return of Holdings. State income tax returns are filed on a combined basis with Holdings where appropriate and separately in certain states. Our provision for income taxes was prepared on a separate return basis.

     On May 1, 2002, deferred tax assets related to the Law.com net operating losses of approximately $28.7 million were established. Due to uncertainties regarding future benefits and utilization of the $28.7 million Law.com net operating loss and the $1.2 million UK net operating loss, a valuation allowance of $29.9 million has been recorded. To the extent Law.com net operating losses are used in the future, they will decrease goodwill. As of December 31, 2002, we had approximately $96.0 million in US Federal and State net operating loss carryforwards due to expire between 2015 — 2002.

     The provision (benefit) for income taxes consists of the following for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	2002	2001	2000

Current:
Federal	$—	$—	$138
State and local	—	—	427

	$—	$—	$565

Deferred:
Federal	(8,162)	(9,278)	(4,201)
State and local	(1,746)	(2,471)	(654)
Foreign	—	(55)	—

	$(9,908)	$(11,804)	$(4,855)

Total	$(9,908)	$(11,804)	$(4,290)

     A reconciliation from the federal income tax provision at the statutory rate to the income tax benefit for the years ended December 31, 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000

Federal income tax benefit at statutory rate	$(10,947)	$(10,102)	$(5,839)
Non-deductible expenses	6,759	3,980	6,324
Foreign taxes	—	(55)	—
State and local income tax	(780)	(1,631)	433
Other	(4,940)	(3,996)	(5,208)

	$(9,908)	$(11,804)	$(4,290)

7.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant, equipment and accumulated depreciation and amortization consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Land	$207	$207
Buildings and improvements	7,760	5,442
Furniture, machinery and equipment	3,794	2,611
Computer equipment and software	20,318	17,868

	32,079	26,128
Accumulated depreciation and amortization	(20,662)	(14,744)

Net property, plant and equipment	$11,417	$11,384

Depreciation expense charged to operations totaled $6,225,000, $5,462,000 and $4,756,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF SFAS NO. 142

     We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. SFAS No. 142 provides that goodwill and certain other intangibles should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Effective for 2002, we ceased amortization of goodwill and we completed the initial impairment test testing during the second quarter of 2002. Based on the results of our initial impairment test, no impairment charge was required. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in our Consolidated Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, 2001 and 2000 includes goodwill amortization expense in the depreciation and amortization expense category.

     Based on the results of our annual goodwill impairment test in the fourth quarter of 2002, it was determined that there was an impairment of the goodwill and intangible assets associated solely with the acquisition of Law.com. The write-down of these assets recognized the value based on the current economic conditions and the future cash projection of this segment of our business. As a result of this review, we recorded an impairment for goodwill and our trademark intangible of $19.5 million, all of which was generated from our acquisition of Law.com. The impairment totaled $18.9 million for goodwill and $0.6 million for trademark intangibles and are reflected as a component of operating loss in our Consolidated Statement of Operations for 2002.

     The following information represents adjusted net income assuming the adoption of SFAS No. 142 at the beginning of our 2000 fiscal year (in thousands):

	Year Ended December 31,

	2001	2000

Net loss as reported — historical basis	$(17,909)	$(19,340)
Add: Goodwill amortization	12,608	11,942

Adjusted net loss	$(5,301)	$(7,398)

     The change in the carrying amounts of goodwill for the year ended December 31, 2002 are as follows (in thousands):

			Permanent
	January 1, 2002	Additions	Impairment	December 31, 2002

Regional Newspapers	$84,119	$—	$—	$84,119
National Businesses	56,922	—	—	56,922
Online	—	23,366	(18,867)	4,499

Balance as of December 31, 2002	$141,041	$23,366	$(18,867)	$145,540

     Intangible assets with determinate lives represent trademarks, advertiser commitments, uniform resource locators, copyrights, customer and subscriber lists and non-compete agreements. They are stated at cost less accumulated amortization and if deemed to have finite lives are amortized on a straight-line basis over useful lives ranging from 6 months through 30 years.

     Intangible assets consisted of the following at December 31, 2002 and 2001 (in thousands):

			Useful
	2002	2001	lives

Advertiser commitments	$934	$880	6-20 months
Trademarks	86,900	86,268	30 years
Customer and subscriber lists	76,065	75,652	5-17 years
Non-compete agreements	13,992	13,992	4-5years

	177,891	176,792
Accumulated amortization	(57,952)	(47,670)

Net intangible assets	$119,939	$129,122

     Amortization expense charged to operations totaled $10,282,000, $11,832,000 and $11,717,000 for the years ended December 31, 2002, 2001 and 2000 respectively. Estimated annual amortization expense for the next five years related to intangible assets is expected to be as follows (in thousands):

Estimated
Annual
Amortization

2003	$8,185
2004	8,043
2005	7,807

2006	7,762
2007	7,284

9.  OTHER CURRENT ASSETS

     Other current assets consisted of the following at December 31, 2002 and 2001 (in thousands):

	2002	2001

Prepaid expenses	$1,813	$1,681
Other	656	885
Related party receivable	68	9

Total	$2,537	$2,575

10.  RELATED PARTY TRANSACTIONS

     We, Real Legal, LLC and The Deal, LLC are substantially controlled by U.S. Equity Partners, L.P. and affiliated entities. We believe that transactions, referred to in Note 1 and Note 2 were effected on arm’s-length terms and conditions. See Note 1 - Organization and Operations for a discussion of related party transactions.

     Included in due from parent on the accompanying consolidated balance sheets is a net receivable due from Holdings of $6,957,900 and $655,700 at December 31, 2002 and 2001, respectively, resulting from various affiliate transactions, largely resulting from transactions relating to the acquisition of Law.com.

11.  COMMITMENTS AND CONTINGENCIES

     Rent expense, including payments of real estate taxes, insurance and other expenses required under certain leases, amounted to approximately $4,989,000, $4,742,000 and $4,611,000 for the years ended December 31, 2002, 2001 and 2000, respectively. This amount includes the monthly rent payments for corporate headquarters discussed below.

     At December 31, 2002, minimum rental commitments under noncancellable leases were as follows (in thousands):

	Real
	Estate	Other	Total

2003	$5,707	$606	$6,313
2004	5,594	560	6,154
2005	5,395	545	5,940
2006	5,409	3	5,412
2007	4,880	0	4,880
2008 and thereafter	6,796	0	6,796

	$33,781	$1,714	$35,495

     Certain of the leases provide for free rent periods as well as rent escalations. The rental commitments above represent actual rental payments to be made. The financial statements reflect rent expense and rental income on a straight-line basis over the terms of the leases. Approximately $3,086,000 and $3,109,000, representing accrued pro rata future payments, net of receipts, is included in other noncurrent liabilities in the accompanying Consolidated Balance Sheets as of December 31, 2002 and 2001, respectively.

     As a result of our various restructuring plans, we had excess office space which we were able to sublet. The total minimum rental payments expected to be derived from these subleases are as follows (in thousands):

Total

2003	$590
2004	439
2005	380
2006	398
2007	410
2008 and thereafter	1,155

$3,372

     We have two subleases, one which commenced on May 1, 2002 and has a two-year term expiring April 2004; and the other, with

RealLegal LLC, commenced May 1, 2002 and has a term expiring August 2010.

     We have employment agreements with certain of our officers and key employees, for terms ranging up to 5 years with annual compensation aggregating approximately $4.5 million.

     We are involved in a number of legal proceedings which arose in the ordinary course of business. In the opinion of management, the ultimate outcome of these contingencies is not expected to have a material adverse effect on our financial position or results of operations.

     We have letters of credit outstanding totaling approximately $1,121,000 for security deposits on our corporate office space as of December 31, 2002 and 2001.

12.  STOCK OPTION PLAN

     Holdings has a stock option plan under which incentive and nonqualified stock options may be granted periodically to certain of our employees and non-employee directors. The options are granted at an exercise price equal to the fair value of the underlying shares at the date of the grant. They generally vest over five years commencing in years two through five and have a term of ten years. The total number of shares of common stock authorized for options grants under the option plan was 200,000 at December 31, 2002.

     We apply the intrinsic value method under APB No. 25 and related interpretations in accounting for all options issued. Accordingly, no compensation cost has been recognized for stock options. Had compensation cost for stock options been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income would have been reduced to the pro forma amounts indicated below (in thousands):

	2002	2001	2000

Net loss:
As reported	$(22,285)	$(19,909)	$(19,340)

Pro forma	$(22,741)	$(18,384)	$(19,703)

     The fair value of each option grant is estimated on the date of the grant using the minimum value option-pricing model with the following assumptions were used for option grants in 2002, 2001 and 2000: risk free interest rates of 3.05 percent to 4.57 percent, 4.66 percent to 4.71 percent and 6.30 percent, respectively; expected lives of 6.0 years, 5.0 years and 5.0 years, respectively; and expected dividend yields of 0.00 percent for each of the periods.

     The following table summarizes option activity for the years ended December 31, 2002, 2001 and 2000:

	2002		2001		2000

		Weighted Average		Weighted Average		Weighted Average
		Exercise		Exercise		Exercise
Option Shares	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	74,710	$130.93	61,930	$117.67	29,700	$75.00
Granted	2,610	167.00	20,460	167.00	37,510	150.00
Exercised	—	—	(300)	75.00	—	—
Forfeited	(7,630)	148.80	(7,380)	121.86	(5,280)	107.39

Outstanding at end of year	69,690	$130.33	74,710	$130.93	61,930	$117.67

Options exercisable at year-end	31,076		19,454		9,720

Weighted average fair value of options granted during the year		$31.70		$34.80		$47.21

     The following table summarizes information about the stock options outstanding at December 31, 2002.

		Options Outstanding		Options Exercisable

		Weighted	Weighted		Weighted
		Average Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Prices	Outstanding	In Years	Price	Exercisable	Price

$75.00	22,500	5.4	$75.00	15,240	$75.00
150.00	28,570	7.3	150.00	11,428	150.00
167.00	18,620	8.1	167.00	4,408	167.00

$75.00 - 167.00	69,690	6.9	$130.33	31,076	$115.63

13.  EMPLOYEE BENEFITS

     We have a 401(k) salary deferral plan (the “ALM Plan”). Participation in the ALM plan is available to substantially all employees. The ALM Plan provides for employer matching of employees’ contributions, as defined, except that the employee match was suspended as of January 1, 2002. Our contributions to the ALM Plan for the years ended December 31, 2002, 2001, and 2000 were $0, $1,024,000 and $555,900, respectively. In addition, approximately fifteen of our employees are covered by certain defined contribution retirement plans sponsored by the New York Typographical Union No. 6, CWA Local 14156, AFL-CIO. We made contributions to these retirement plans of $181,000, $451,600 and $310,700, for the years ended December 31, 2002, 2001 and 2000, respectively.

     We also sponsor the New York Law Journal Union Employee Pension Plan established by The New York Law Publishing Company. This plan is a defined benefit plan for our union employees. We made contributions to this retirement plan of $0, $9,828 and $11,467 relating to the plan for the years ended December 31, 2002, 2001 and 2000 respectively.

     We also sponsored a defined benefit plan covering substantially all ALM, LLC (a predecessor company) and Counsel Connect, LLC employees (a Delaware limited liability company). This plan was frozen effective December 31, 1997, resulting in an insignificant curtailment gain.

     Pension benefits for 2002, 2001 and 2000 for the ALM Plan consist of the following (in thousands):

	2002	2001	2000

Change in Projected Benefit Obligation
Projected benefit obligation, at beginning of year	$3,556	$3,597	$3,647
Interest cost	260	248	244
Actuarial gain (loss)	487	(174)	(198)
Benefits paid	(110)	(115)	(96)

Projected benefit obligation, at end of year	$4,193	$3,556	$3,597

Change in Plan Assets
Fair value of assets, at beginning of year	$2,902	$3,099	$3,279
Actual return on plan assets	(454)	(284)	(83)
Employer contributions	335	202	—
Benefits paid	(110)	(115)	(97)

Fair value of assets, at end of year	$2,673	$2,902	$3,099

Funded Status
Projected benefit obligation	$(4,193)	$(3,556)	$(3,597)
Fair value of plan assets	2,673	2,902	3,099
Unrecognized net actuarial loss (gain)	1,535	308	(101)
Amount included in pension expense	—	(316)	—
Amount included in comprehensive income	(1,522)	—	—

Accrued benefit cost	$(1,507)	$(662)	$(599)

Components of Net Periodic Pension Cost
Interest cost	$260	$248	$244
Expected return on plan assets	(280)	(290)	(291)
Amortization of unrecognized net actuarial loss	(6)	(8)	(2)

Net periodic pension income	$(26)	$(50)	$(49)

     In determining the actuarial present value of the projected benefit obligation as of December 31, 2002, 2001, and 2000, the discount rate was 6.75%, 7.25% and 6.75%, respectively, and the expected long-term rate of return on assets was 9.00% as of December 31, 2002, 2001, and 2000.

     We also sponsored an Excess Benefit Pension Plan providing a benefit to highly compensated employees in excess of the benefits provided by the tax qualified defined benefit plan. The plan is an unfunded, non-qualified deferred compensation plan. This plan was frozen as of December 31, 1997.

14.  LONG-TERM DEBT

     On December 22, 1997, we issued $175,000,000 aggregate principal amount of 9.75% Senior Notes (the “Notes”) due December 15, 2007. The Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 of each year. The Notes are unsecured general senior obligations and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of our existing and future subsidiaries. Separate financial statements of, and other disclosures concerning, the guarantors are not included herein because of the guarantors’ full and unconditional guarantee of the Notes and our determination that separate financial statements and other disclosures concerning the guarantors are not material and would not provide any additional meaningful disclosure. The Notes may be redeemed at any time by us, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by us and our subsidiaries, the payment of dividends and other restricted payments by us and our subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs, totaling $7,236,000, were capitalized and are being amortized over the term of the Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Notes prior to maturity, the entire principal will be payable on December 15, 2007.

     On May 1, 2002, we, The New York Law Publishing Company (“NYLP”) and Holdings entered into a credit agreement, with GE Corporate Finance (“GECC”) and the lenders signatory thereto in accordance with which GECC has provided our operating subsidiary, NYLP, with a $40 million revolving credit facility (the “GECC Facility”). The GECC Facility replaces our prior Revolving Credit Facility and proceeds from the GECC Facility were used to refinance existing indebtedness, provide working capital and finance capital expenditures. The obligations of NYLP under the GECC Facility are guaranteed by Holdings, us and all of our domestic subsidiaries, and are secured by all of the personal property assets of Holdings, us and our domestic subsidiaries (including the stock of all our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries). The GECC Facility bears interest at a fluctuating rate determined by reference to (i) the index rate plus a margin of 2.00%, or (ii) the Eurodollar Rate (“LIBOR”) plus a margin of 3.5%. We are also required to pay customary fees with respect to the GECC Facility, including an up-front arrangement fee, monthly administrative agency fees and commitment fees on the unused portion of the GECC Facility. The GECC Facility includes both affirmative and negative covenants that include meeting certain financial ratios. The term of the GECC Facility is 60 months.

     On November 13, 2002, the GECC Facility was amended to clarify language in the GECC credit agreement, as well as to allow us to assume a lease by and between 1140 Associates, Inc. and Law.com. In addition, on February 27, 2003, the GECC Facility was amended to modify the covenants relating to the total leverage ratio, interest coverage ratio and fixed charge ratio until December 2004. These covenants now provide alternative compliance levels and associated incremental interest rates. In addition, the GECC facility was amended to allow for the Senior Discount Note transaction described below.

     On February 27, 2003, Holdings entered into a waiver and consent with the holders of the 12 1/4% Senior Discount Notes due 2008 which provides for the waiver of cash payment by Holdings of semi-annual interest that was to begin in June 2003. The Senior Discount Notes will now become “cash-pay” in December 2004, with the first interest payment due on June 15, 2005. The Senior Discount Notes will continue to accrete until December 2004, at which time the aggregate principal amount of the Senior Discount Notes will be $80,260,705. Beginning on December 15, 2004, cash interest on the senior discount notes will accrue at the rate of 12 1/4% per annum. Bruce Wasserstein, chairman of the board of directors of us and Holdings, and certain of his affiliates own all of the Senior Discount Notes. In addition, as of February 27, 2003, Bruce Wasserstein and certain affiliates own approximately 4% of the $175 million 9 3/4% Senior Notes due 2007 issued by us.

     At December 31, 2002, the amount outstanding under the GECC Facility was $32.3 million. The available balance under the unused commitment is reduced by any letters of credit outstanding, which totaled $6.6 million at December 31, 2002. A 10% increase in the average interest rate of borrowing under our previous revolving credit facility and GECC Facility during the year ended December 31, 2002 would have increased our net loss to approximately $22.4 million.

15.  SEGMENT INFORMATION

     Operating segments represent components of our business that are evaluated regularly by key management in assessing performance and resource allocation. We have determined that our reportable segments consist of our regional newspapers (the “Regional Newspapers”), national businesses (the “National Businesses”) and our online business, Law.com (“Online”). We have also reflected unallocated costs related to our corporate and administrative functions as a separate unit (“Corporate”) so as to not distort our other segments.

     For the years presented herein, the Regional Newspapers are comprised of the following operating segments: New York Law Journal; The National Law Journal; and twelve other daily and weekly regional newspapers.

     The National Businesses are comprised of the following operating segments: our magazine group, which includes The American Lawyer and eight other magazines; our newsletters, our hard and soft cover books; our trade shows and seminars; our licensing and research business; our litigation services division and our international operations.

     Online is administered by Law.com and consists primarily of web content, seminars and practice areas.

     Corporate is comprised of unallocated costs relating to our administrative offices, which include executive management, legal, human resources, accounting, information systems, business development, office services, government affairs and public relations. In addition, Corporate includes ALM parent and ALM Properties, Inc., one of ALM’s subsidiaries.

     We evaluate performance based on the segments’ income (loss) from operations before unallocated corporate overhead and interest expense. The accounting policies of the reportable segments are the same as those described in Note 3.

     Our Statements of Income on a segmented basis were as follows (in thousands):

	Regional Newspapers	National Businesses	Corporate	Online	Total

Year ended December 31, 2002
Total net revenues	$87,016	$42,960	$—	$2,973	$132,949
Total operating expenses	61,286	37,312	22,205	25,587	146,390

Operating profit (loss)	25,730	5,648	(22,205)	(22,614)	(13,441)
Interest expense	—	—	(19,108)	—	(19,108)
Other (expense) income	(11)	—	371	(4)	356

Profit (loss) before taxes	25,719	5,648	(40,942)	(22,618)	(32,193)
Benefit for income taxes	—	—	9,908	—	9,908

Net income (loss)	$25,719	$5,648	$(31,034)	$(22,618)	$(22,285)

Total assets	$97,863	$69,624	$142,654	$8,824	$318,965

Capital expenditures	$1,221	$373	$1,245	$153	$2,992

Year ended December 31, 2001
Total net revenues	$95,225	$50,608	$—	$—	$145,833
Total operating expenses	68,728	43,611	39,305	—	151,644

Operating profit (loss)	26,497	6,997	(39,305)	—	(5,811)
Interest expense	—	—	(18,466)	—	(18,466)
Other (expense) income	—	(931)	(4,505)	—	(5,436)

Profit (loss) before taxes	26,497	6,066	(62,276)	—	(29,713)
Benefit for income taxes	—	—	11,804	—	11,804

Net income (loss)	$26,497	$6,066	$(50,472)	$—	$(17,909)

Total assets	$100,204	$72,862	$141,784	$—	$314,850

Capital expenditures	$365	$971	$1,940	$—	$3,276

Year ended December 31, 2000
Total net revenues	$104,200	$50,313	$—	$—	$154,513
Total operating expenses	73,114	46,206	38,830	—	158,150

Operating profit (loss)	31,086	4,107	(38,830)	—	(3,637)
Interest expense	—	—	(19,470)	—	(19,470)
Other income (expense)	53	(828)	252	—	(523)

Profit (loss) before taxes	31,139	3,279	(58,048)	—	(23,630)
Benefit for income taxes	—	—	4,290	—	4,290

Net income (loss)	$31,139	$3,279	$(53,758)	$—	$(19,340)

Total assets	$114,904	$70,951	$156,978	$—	$342,833

Capital expenditures	$910	$1,105	$3,891	$—	$5,906

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. We believe that the carrying amount for these accounts approximates fair value due to the near maturity of such financial instruments or because the interest rates on these instruments are comparable to market rates. The estimated fair value of the Notes was $122,500,000 at December 31, 2002 based upon the current market exchange.

17.  QUARTERLY FINANCIAL INFORMATION (unaudited)

	March 31	June 30	September 30	December 31	Full Year

			(In thousands)
2002
Net revenue	$32,357	$34,427	$31,610	$34,555	$132,949
Gross profit	20,437	22,402	20,166	21,278	84,283
Net loss	(3,209)	(2,815)	56	(16,317)	(22,285)
2001
Net revenue	$39,014	$37,818	$33,603	$35,398	$145,833
Gross profit	24,287	24,139	21,120	22,521	92,067
Net loss	(3,768)	(11,489)	(7,714)	5,062	(17,909)

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LAWYER MEDIA, INC.

By: /s/ WILLIAM L. POLLAK William L. Pollak President and Chief Executive Officer

CERTIFICATIONS

     I, William L. Pollak, certify that:

1.	I have reviewed this annual report on Form 10-K of American Lawyer Media, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ WILLIAM L. POLLAK William L. Pollak Chief Executive Officer

     I, Stephen C. Jacobs, certify that:

1.	I have reviewed this annual report on Form 10-K of American Lawyer Media, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003	/s/ STEPHEN C. JACOBS Stephen C. Jacobs Chief Financial Officer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM L. POLLAK William L. Pollak	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ STEPHEN C. JACOBS Stephen C. Jacobs	Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 28, 2003

/s/ BRUCE WASSERSTEIN Bruce Wasserstein	Chairman of the Board of Directors	March 28, 2003

/s/ ANUP BAGARIA Anup Bagaria	Director, Vice President	March 28, 2003

/s/ GEORGE L. MAJOROS, JR. George L. Majoros, Jr.	Director	March 28, 2003

/s/ MICHAEL J. BIONDI Michael J. Biondi	Director	March 28, 2003

/s/ ROBERT C. CLARK Robert C. Clark	Director	March 28, 2003

/s/ DONALD G. DRAPKIN Donald G. Drapkin	Director	March 28, 2003

/s/ ANDREW G.T. MOORE, II Andrew G.T. Moore, II	Director	March 28, 2003

Schedule II

AMERICAN LAWYER MEDIA, INC.
VALUATION AND QUALIFYING ACCOUNTS

     For the years ended December 31, 2000, 2001 and 2002 (dollars in thousands):

		Additions

	Balance at	Charged to		Charged to		Balance
	Beginning	Costs and		Other		at End of
	of Period	Expenses	Acquisitions(1)	Accounts	Deductions(2)	Period

Description	Credit	Credit		Debit	Debit	Credit

Year Ended December 31, 2000:
Allowance for doubtful accounts and returns	$(2,758)	$(2,174)	—	—	$2,096	$(2,836)
Allowance for valuation of deferred tax asset	$(2,970)	—	—	$2,970	—	—
Year Ended December 31, 2001:
Allowance for doubtful accounts and returns	$(2,836)	$(1,774)	—	—	$2,340	$(2,270)
Allowance for valuation of deferred tax asset	$—	—	—	—	—	—
Year Ended December 31, 2002:
Allowance for doubtful accounts and returns	$(2,270)	$(2,316)	$(135)	—	$2,132	$(2,589)
Allowance for valuation of deferred tax asset	$—	$(1,224)	$(28,687)	$—	—	$(29,911)

(1)	Resulting from acquisition of Law.com, Inc. See Note 2.

(2)	Represents reversals of the allowance account and write-offs of accounts receivable, net of recoveries.

EXHIBIT INDEX

Exhibit
Number	Description

2.1*	Purchase Agreement, dated as of October 23, 1997, by and among Boston Ventures Limited Partnership IV, Boston Ventures Limited Partnership IVA, James A. Finkelstein and ALM Holdings, LLC, as amended

3.1*	Certificate of Incorporation of ALM

3.2*	Certificate of Amendment of the Certificate of Incorporation of ALM

3.16*	Bylaws of ALM

4.1*	Indenture, dated as of December 22, 1997, among ALM, the Guarantors named therein and The Bank of New York, as trustee

4.2*	Supplemental Indenture, dated as of December 22, 1997, among ALM, the Guarantors named therein and The Bank of New York, as trustee

4.3*	Supplemental Indenture, dated as of December 22, 1997, among ALM, the Guarantors named therein and The Bank of New York, as trustee

4.4*	Supplemental Indenture, dated as of December 22, 1997, among ALM, the Guarantors named therein and The Bank of New York, as trustee

4.5*	Supplemental Indenture, dated as of December 22, 1997, among ALM, the Guarantors named therein and The Bank of New York, as trustee

4.6*	Supplemental Indenture, dated as of December 22, 1997, among ALM, the Guarantors named therein and The Bank of New York, as trustee

4.7*	Supplemental Indenture, dated as of April 14, 1998, among ALM, the Guarantors and The Bank of New York, as trustee

4.10*	Registration Rights Agreement, dated as of December 22, 1997, among ALM, the Guarantors named therein and the Initial Purchasers

10.1*	Lease, dated September 30, 1993, between Park Avenue South/Armory, Inc. and The New York Law Publishing Company for premises at 345 Park Avenue South, New York, New York

10.2*	First Supplemental Agreement, dated November 30, 1994, between Park Avenue South/Armory, Inc. and The New York Law Publishing Company for premises at 345 Park Avenue South, New York, New York

10.3*	Second Supplemental Agreement, dated December 24, 1999 between 345 Park Avenue South Partners LLC, The New York Law Publishing Company and American Lawyer Media, Inc. for premises at 345 Park Avenue South, New York, New York

10.4*	Credit Agreement, dated as of March 25, 1998, among Holdings, ALM, various banks, Bank of America National Trust and Savings Association, BancBoston Securities Inc. and BancAmerica Robertson Stephens

10.5*	First Amendment to Credit Agreement, dated as of April 24, 1998, among Holdings, ALM, various banks and Bank of America National Trust and Savings Association, (ii) Second Amendment to Credit Agreement, dated as of April 26, 1999, among Holdings, ALM, various banks and Bank of America National Trust and Savings Association, (iii) Waiver and Consent and Third Amendment to Credit Agreement, dated as of July 20, 1999, among Holdings, ALM, various banks and Bank of America National Trust and Savings Association, (iv) Consent and Fourth Amendment to Credit Agreement, dated as of March 8, 2000, among Holdings, ALM, various banks and Bank of America National Trust and Savings Association, (v) Fifth Amendment to Credit Agreement, dated as of January 10, 2001, among Holdings, ALM, various banks and Bank of America, N.A., (vi) Sixth Amendment and Waiver to Credit Agreement, dated as of August 10, 2001, among Holdings, ALM, various banks and Bank of America, N.A., (vii) Waiver to Credit Agreement, dated as of September 28, 2001, among Holdings, ALM, various banks and Bank of America, N.A., and (viii) Seventh Amendment and Waiver, dated as of February 15, 2002 among Holdings, ALM, various banks and Bank of America, N.A

10.6*	Credit Agreement, dated as of May 1, 2002, among The New York Law Publishing Company, Holdings and ALM, as credit parties, the lenders signatory thereto from time to time, as lenders, and General Electric Capital Corporation, as agent and lender

 E-1

Exhibit
Number	Description

10.7*	First Amendment to Credit Agreement dated as of November 13, 2002 among The New York Law Publishing Company, Holdings and ALM, as credit parties, the lenders signatory thereto from time to time, as lenders, and General Electric Capital Corporation, as agent and lender

10.8*	Second Amendment to Credit Agreement dated as of February 27, 2003 among The New York Law Publishing Company, Holdings and ALM, as credit parties, the lenders signatory thereto from time to time, as lenders, and GE Corporate Finance, as agent and lender

10.9*	Employment Agreement dated February 9, 1998 between ALM and William L. Pollak

10.10*	Employment Agreement dated October 18, 2002 between ALM and William L. Pollak

10.11†*	License Agreement between ALM and Law.com, Inc., dated December 13, 1999

10.12*	Stock Purchase Agreement, dated as of July 27, 1999 among ALM, Law.com Acquisition Corp. and Professional On Line, Inc.

10.13*	Asset Purchase Agreement, dated as of March 28, 2000, among ALM, The New York Law Publishing Company and NLP IP Company and TDD, L.L.C.

10.14†*	First Amendment to License Agreement between ALM and Law.com, Inc., dated December 6, 2000

10.15†*	Second Amendment to License Agreement between ALM and Law.com, Inc., dated May 15, 2001

10.16*	Stock Purchase Agreement, dated as of May 1, 2002, by and among Holdings, and Law.com, Inc. and each of the stockholders signatory thereto

10.17†*	Operating Agreement, dated as of May 1, 2002, between RealLegal, LLC and ALM

12.1	Statement re: computation of ratio of earnings to fixed charges

16.1*	Receipt of Arthur Andersen LLP letter

21.1	List of Subsidiaries of Holdings and ALM

24.1	Power of Attorney of ALM (included on Signature Page)

99.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Press Release, dated March 31, 2003

*	Exhibits are incorporated by reference from ALM’s previous filings with the Securities and Exchange Commission.

†	Confidential treatment has been granted for certain portions of this document.

E-2