Form 10-Q
period 2003-03-31
AMERICAN LAWYER MEDIA INC
filed 2003-05-15
CIK 1059498

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2003.
                                       or
| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from __________ to __________.

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

                            Yes |X|           No | |

As of May 14, 2003, there were 100 shares of the registrant's common stock, $.01 par value, outstanding.

                                EXPLANATORY NOTE

      The Company is not currently required to file reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is not currently an "issuer" within the meaning of the Sarbanes-Oxley Act of 2002. The Company is filing this quarterly report on Form 10-Q pursuant to a covenant contained in the Indenture dated December 22, 1997 between the Company and The Bank of New York, as Trustee, governing the Company's 9 3/4 % Senior Notes.

AMERICAN LAWYER MEDIA, INC.

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I

FINANCIAL INFORMATION

         ITEM 1. FINANCIAL  STATEMENTS

             Consolidated Balance Sheets at March 31, 2003 (unaudited)
                 and December 31, 2002.............................................................     1

             Consolidated Statements of Operations for the Three
                 Months Ended March 31, 2003 and 2002 (unaudited)..................................     2

             Consolidated Statement of Changes in Stockholder's Equity
                 for the Three Months Ended March 31, 2003 (unaudited) ............................     3

             Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 2003 and 2002 (unaudited).........................................     4

             Notes to Consolidated Financial Statements at
                 March 31, 2003 (unaudited)........................................................  5-12

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................................    13

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK.................................................................    19

         ITEM 4. CONTROLS AND PROCEDURES...........................................................    20

PART II

OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS.................................................................    21

         ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................    21

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES...................................................    21

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................    21

         ITEM 5. OTHER INFORMATION.................................................................    21

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................................    21

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AMERICAN LAWYER MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     MARCH 31,     DECEMBER 31,
                                                                                       2003            2002
                                                                                   ------------    ------------
                                                                                   (UNAUDITED)
                                                       ASSETS
Current assets:
Cash and cash equivalents ......................................................   $        434    $        824
Accounts receivable, net of allowance for doubtful accounts and returns of
   $3,016 and $2,589, respectively .............................................         14,590          15,801
Deferred tax assets, net .......................................................          5,146           5,146
Inventories, net ...............................................................            389             621
Due from parent ................................................................            765             735
Other current assets ...........................................................          2,073           2,537
                                                                                   ------------    ------------
      Total current assets .....................................................         23,397          25,664

Property, plant and equipment, net of accumulated depreciation and
   amortization of $22,061 and $20,662, respectively ...........................         10,566          11,417
Intangible assets, net of accumulated amortization of $60,075 and $57,952,
   respectively ................................................................        117,817         119,939
Goodwill, net ..................................................................        145,540         145,540
Deferred financing costs, net of accumulated amortization of $4,103 and
   $3,847, respectively ........................................................          4,628           4,884
Other assets ...................................................................          5,308           5,299
                                                                                   ------------    ------------

      Total assets .............................................................   $    307,256    $    312,743
                                                                                   ============    ============
                                        LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
Accounts payable ...............................................................   $      4,612    $      3,899
Accrued expenses ...............................................................         13,818          14,888
Accrued interest payable .......................................................          5,185             923
Deferred income (including deferred subscription income of $17,244 and
   $17,134, respectively) ......................................................         21,541          22,170
Other current liabilities ......................................................             --             379
                                                                                   ------------    ------------
      Total current liabilities ................................................         45,156          42,259

Long-term debt:
Revolving credit facility ......................................................         26,300          32,300
Senior notes ...................................................................        175,000         175,000
                                                                                   ------------    ------------
      Total long-term debt .....................................................        201,300         207,300

Deferred income taxes ..........................................................         15,413          16,133
Other noncurrent liabilities ...................................................          7,052           7,049
                                                                                   ------------    ------------
      Total liabilities ... ....................................................        268,921         272,741
                                                                                   ------------    ------------
Stockholder's equity:
Common stock-$.01 par value; 1,000 shares authorized; 100 issued and outstanding
   at March 31, 2003 and December 31, 2002 .....................................             --              --
Paid-in-capital ................................................................        150,253         150,253
Accumulated deficit ............................................................       (110,376)       (108,729)
Accumulated other comprehensive loss ...........................................         (1,542)         (1,522)
                                                                                   ------------    ------------
      Total stockholder's equity ...............................................         38,335          40,002
                                                                                   ------------    ------------
      Total liabilities and stockholder's equity ...............................   $    307,256    $    312,743
                                                                                   ============    ============

     The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED
                                                           MARCH 31,
                                                 ----------------------------
                                                     2003            2002
                                                 ------------    ------------
REVENUES:
Periodicals:
   Advertising .............................     $     18,555    $     18,034
   Subscription ............................            6,038           5,548
Ancillary products and services ............            9,310           8,775
                                                 ------------    ------------

   Total revenues ..........................           33,903          32,357
                                                 ------------    ------------
OPERATING EXPENSES:
Editorial ..................................            5,212           5,385
Production and distribution ................            6,339           6,535
Selling ....................................            6,817           6,795
General and administrative .................            9,330           8,957
Depreciation and amortization ..............            3,508           4,399
                                                 ------------    ------------

   Total operating expenses ................           31,206          32,071
                                                 ------------    ------------
   Operating income ........................            2,697             286
Interest expense ...........................           (5,059)         (4,262)
Other income ...............................               --               5
                                                 ------------    ------------

   Loss before income taxes ................           (2,362)         (3,971)
Benefit for income taxes ...................              715             762
                                                 ------------    ------------

   Net loss ................................     $     (1,647)   $     (3,209)
                                                 ============    ============

       The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                        ACCUMULATED
                                                           ADDITIONAL                     OTHER
                                                    PAR     PAID-IN     ACCUMULATED    COMPREHENSIVE
                                         SHARES    VALUE    CAPITAL       DEFICIT          LOSS           TOTAL
                                       ---------   -----   ----------   -----------    -------------    ---------
                                         COMMON STOCK
                                       -----------------
Balance at December 31, 2002 .......         100   $  --   $  150,253   $  (108,729)   $      (1,522)   $  40,002
Net loss ...........................          --      --           --        (1,647)              --       (1,647)
Unrealized loss on equity securities
  available for sale ...............          --      --           --            --              (20)         (20)
                                       ---------   -----   ----------   -----------    -------------    ---------
    Total comprehensive loss .......          --      --           --            --               --       (1,667)
                                       ---------   -----   ----------   -----------    -------------    ---------
Balance at March 31, 2003 ..........         100   $  --   $  150,253   $  (110,376)   $      (1,542)   $  38,335
                                       =========   =====   ==========   ===========    =============    =========

       The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ----------------------------
                                                                          2003            2002
                                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..........................................................   $     (1,647)   $     (3,209)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization .....................................          3,508           4,399
Deferred income tax ...............................................           (715)           (762)
Non-cash interest .................................................            256             224
   Decrease (increase) in:
Accounts receivable, net ..........................................          1,211           1,622
Due from parent ...................................................            (30)            318
Inventories .......................................................            233             (35)
Other current assets ..............................................            464              53
Other assets ......................................................            (34)         (1,191)
   Increase (decrease) in:
Accounts payable ..................................................            712             262
Accrued expenses ..................................................         (1,072)         (1,602)
Other current liabilities .........................................             --            (200)
Accrued interest payable ..........................................          4,262           4,195
Deferred income ...................................................           (629)            388
Other noncurrent liabilities ......................................              3          (1,092)
                                                                      ------------    ------------
   Net cash provided by operating activities ......................          6,522           3,370
                                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..............................................           (535)           (591)
Deferred purchase price from purchase of business .................           (377)             --
                                                                      ------------    ------------
   Net cash used in investing activities ..........................           (912)           (591)
                                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydown under revolving credit facility ...........................         (6,000)         (3,000)
                                                                      ------------    ------------
   Net cash used in financing activities ..........................         (6,000)         (3,000)
                                                                      ------------    ------------
   Net decrease in cash ...........................................           (390)           (221)
                                                                      ------------    ------------
CASH, beginning of period .........................................            824           2,377
                                                                      ------------    ------------
CASH, end of period ...............................................   $        434    $      2,156
                                                                      ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
   Income taxes ...................................................   $         17    $         --
                                                                      ============    ============
   Interest .......................................................   $        549    $        399
                                                                      ============    ============

       The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for December 31, 2002.

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

CONCENTRATIONS OF CREDIT RISK

      Our financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We believe that we are not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising agents ("Legal Ad Agents") aggregating $1.4 million in receivables as of March 31, 2003, generally limited due to the large number of customers comprising our customer base. Such Legal Ad Agents do not have significant liquid net worth and, as a result, we are exposed to a certain level of credit concentration risk in this area, for which we believe we have adequately provided.

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

DEFERRED SUBSCRIPTION INCOME

      Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,623,000 and $2,073,000 are included in accounts receivable in the accompanying consolidated March 31, 2003 and December 31, 2002 balance sheets, respectively.

ADVERTISING AND PROMOTIONAL EXPENDITURES

      Advertising and promotional expenditures totaled approximately $1,603,000 and $1,891,000 for the three months ended March 31, 2003 and 2002, respectively. These costs are expensed as the related advertisement or campaign is released.

CASH AND CASH EQUIVALENTS

      We consider time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

      Cash on our consolidated balance sheet at March 31, 2003 and December 31, 2002 includes $125,000 and $139,000, respectively, of restricted cash collected in association with managing a technology show on behalf of our customer.

INVENTORIES

      Inventories consist principally of paper and related binding materials utilized by us and our outside printers and professional books published and sold by us. Inventories are stated at the lower of cost, as determined by the average cost method, or market.

      In 2002, we decided to change our inventory practice for our book department. With this change we will be migrating from carrying our books in inventory to print on demand at the time of sale. As a result, we have identified inventory totaling $1.0 million that will be destroyed in 2003. At March 31, 2003, we have fully reserved for the inventory identified for destruction.

ACCOUNTING FOR LONG-LIVED ASSETS

      We evaluate whether there has been an impairment in any of our long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying value of a long-lived asset exceeds its fair value. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value. Goodwill and certain other intangibles are tested for impairment under FAS No. 142 and all other long-lived assets are tested for impairment under FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

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

GOODWILL

      Effective January 1, 2002, we adopted Statement of Financial Accounting Standards Statement ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

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

INCOME TAXES

      Income taxes are accounted for in accordance with FAS No. 109, "Accounting for Income Taxes," which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.

STOCK OPTION PLANS

      Holdings has a stock option plan under which incentive and nonqualified stock options may be granted periodically to certain of our employee and non-employee directors.

      Pursuant to SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," we have elected to continue to account for employee stock-based compensation under APB Opinion No. 25, "Accounting for Stock Issued to Employees," using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted under our stock option plan since all such options were granted at exercise prices equal to or greater than fair market value in the date of grant.

      The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied to the three months periods ended March 31, 2003 and 2002 (in thousands):

                                               Three Months Ended
                                                    March 31,
                                              --------------------
                                                2003        2002
                                              --------    --------
Reported net loss .........................   $ (1,647)   $ (3,209)
Stock-based employee compensation expense
   determined under fair value based method       (104)       (123)
                                              --------    --------
Pro forma net loss ........................   $ (1,751)   $ (3,332)
                                              ========    ========

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

      We utilized an interest rate swap agreement to convert our fixed rate interest on our $175.0 million senior notes to a variable rate. At March 31, 2002, we had an interest rate swap outstanding with a notional amount of $175.0 million and a fair market value of $1.3 million. In

July 2002, our interest rate swap agreement was terminated. During the first quarter of 2002, we recorded a gain of $556,000 which was recorded in earnings as a component of interest expense because the swap did not qualify for hedge accounting.

3. DEBT

On December 22, 1997, we issued $175.0 million aggregate principal amount of 9 3/4% Senior Notes (the "Notes") due December 15, 2007. The Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 of each year. The Notes are unsecured general senior obligations and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of our existing and future subsidiaries. Separate financial statements of, and other disclosures concerning, the guarantors are not included herein because of the guarantors' full and unconditional guarantee of the Notes and our determination that separate financial statements and other disclosures concerning the guarantors are not material and would not provide any additional meaningful disclosure. The Notes may be redeemed at any time by us, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by us and our subsidiaries, the payment of dividends and other restricted payments by us and our subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs, totaling $7.2 million, were capitalized and are being amortized over the term of the Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Notes prior to maturity, the entire principal will be payable on December 15, 2007. As of March 31, 2003, Bruce Wasserstein and certain affiliates own approximately 4% of the senior notes due 2007 issued by us.

      On May 1, 2002, we, The New York Law Publishing Company ("NYLP") and Holdings entered into a credit agreement, dated as of May 1, 2002, with GE Corporate Finance ("GECC") and the lenders signatory thereto in accordance with which GECC has provided our operating subsidiary, NYLP, with a $40 million revolving credit facility (the "GECC Facility"). The GECC Facility replaces our prior revolving credit facility and proceeds from the GECC Facility were used to refinance existing indebtedness, provide working capital and finance capital expenditures. The obligations of NYLP under the GECC Facility are guaranteed by Holdings, us and all of our domestic subsidiaries, and are secured by all of the personal property assets of Holdings, us and our domestic subsidiaries (including the stock of all our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries). The GECC Facility bears interest at a fluctuating rate determined by reference to (i) the index rate plus a margin of 2.00%, or (ii) the Eurodollar Rate ("LIBOR") plus a margin of 3.5%. We are also required to pay customary fees with respect to the GECC Facility, including an up-front arrangement fee, monthly administrative agency fees and commitment fees on the unused portion of the GECC Facility. The GECC Facility includes both affirmative and negative covenants that include meeting certain financial ratios. The term of the GECC Facility is 60 months.

      On November 13, 2002, the GECC Facility was amended to clarify language in the GECC credit agreement, as well as to allow us to assume a lease by and between 1140 Associates, Inc. and Law.com, Inc. In addition, on February 27, 2003, the GECC Facility was amended to modify the covenants relating to the total leverage ratio, interest coverage ratio and fixed charge ratio until December 2004. These covenants now provide alternative compliance levels and associated incremental interest rates.

      At March 31, 2003, the amount outstanding under the GECC Facility was $26.3 million. The available balance under the unused commitment is reduced by any letters of credit outstanding totaled $11.6 million at March 31, 2003. A 10% increase in the average interest rate of borrowing under the GECC Facility during the three months ended March 31, 2003 would have increased our net loss to approximately $1.7 million.

4. RESTRUCTURING CHARGE

      During 2002, upon the decision to restructure certain of our operations, we accrued approximately $1.5 million of restructuring charges. These charges primarily relate to severance arrangements for approximately 55 employees in various regions and divisions and have been included in operating income in the above mentioned periods. As of March 31, 2003, approximately $0.7 million, representing the unpaid charges, is included in accrued expenses.

      The following is a summary of our restructuring charge activity (in thousands):

Unpaid restructuring charge accrual at
     December 31, 2002 .....................   $ 1,068

Less: Payments during the three months ended
     March 31, 2003 ........................      (324)
                                               -------

Unpaid restructuring charge accrual at
     March 31, 2003 ........................   $   744
                                               =======

5. ACQUISITION OF LAW.COM

      Effective May 1, 2002, Holdings acquired Law.com, Inc., a Delaware corporation, ("Law.com"), and a provider of web content and seminars for the legal industry. Prior to our acquisition of Law.com, Law.com's RealLegal applications services business was spun off to Law.com shareholders as a new entity, RealLegal, LLC. Holdings acquired Law.com through the acquisition of all of the 1,707,790 shares of outstanding common stock of Law.com from its shareholders in exchange for an aggregate of 120,030 shares of Holdings' common stock, par value $0.01 per share valued at approximately $20 million. Law.com and Holdings share substantially all of the same common stockholders, however, were not deemed to be entities under common control. The amount of consideration was determined based on independent third party valuations undertaken in March 2002 of Holdings' equity and of the Web content and seminar business of Law.com. The acquired businesses include practice centers for specialty law practice areas, state web sites and information sites for in-house counsel, law students and legal technology professionals. The acquisition was accounted for under the purchase method of accounting and the results of operations have been included in the financial statements since acquisition.

      After completion of our acquisition of Law.com, Holdings contributed all of the outstanding shares of common stock of Law.com to us as a capital contribution. Law.com operates as our subsidiary.

      The pro forma unaudited consolidated results of operation for the three months ended March 31, 2002, assuming consummation of the acquisition as of the beginning of the respective period, is as follows (in thousands):

                                       Three Months Ended
                                          March 31,2002
                                          -------------
Revenue  ..........................       $   33,711
                                            ========

Net Loss ..........................       $   (5,153)
                                            ========

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

      The above acquisition has been accounted for under the purchase method of accounting and the results of operations of the acquired businesses have been included in the financial statements since acquisition. The excess of the purchase price over net assets acquired was allocated to intangible assets and goodwill.

6. SEGMENT INFORMATION

      Operating segments represent components of our business that are evaluated regularly by our operating decision makers in assessing performance and resource allocation. We have determined that our reportable segments consist of our regional newspapers (the "Regional Newspapers"), national businesses (the "National Businesses") and our online business, Law.com ("Online"). We have also reflected unallocated costs related to our corporate and administrative functions as a separate unit ("Corporate") so as to not distort our other segments.

      For the years presented herein, the Regional Newspapers are comprised of the following businesses: New York Law Journal; The National Law Journal; and twelve other regional newspapers.

      The National Businesses are comprised of the following businesses: our magazine group which includes The American Lawyer and eight other magazines; our newsletters, our hard and soft cover books; our trade shows and seminars; our licensing and research business; our litigation services division and our international operations.

      Online is comprised of Law.com, which primarily includes web content, seminars and practice areas.

      Corporate overhead is comprised of: unallocated costs relating to our administrative offices, which include executive management, legal, human resources, accounting, information systems, business development, office services, government affairs and public relations. In addition, Corporate includes us and ALM Properties, Inc., one of ALM's subsidiaries.

      We evaluate performance based on the segments' income (loss) from operations before unallocated corporate overhead and interest expense. The accounting policies of the reportable segments are the same as those described in Note 2.

                                   For the Three Months Ended
                                         March 31, 2003
                                 -------------------------------
                                  Regional     National
                                 Newspapers   Businesses  Online
                                 ----------   ----------  ------
Total net revenue ......          $22,232      $10,454    $1,217
                                  =======      =======    ======

Segment operating
   income (loss) .......          $ 6,791      $ 2,088    $ (858)
                                  =======      =======    ======

                                   For the Three Months Ended
                                         March 31, 2002
                                 -------------------------------
                                  Regional     National
                                 Newspapers   Businesses  Online
                                 ----------   ----------  ------
Total net revenue ......          $21,805      $10,552    $   --
                                  =======      =======    ======

Segment operating income          $ 5,516      $   812    $   --
                                  =======      =======    ======

      A reconciliation of combined segment profit to consolidated net loss is as follows:

                                 For the Three Months Ended
                                          March 31,
                                 --------------------------
                                    2003          2002
                                 -----------  -----------
Total segment operating income    $    8,021  $  6,328
Unallocated amounts:
    Corporate expenses .......        (5,324)   (6,042)
    Interest expense .........        (5,059)   (4,262)
    Other income .............            --         5
    Income tax benefit .......           715       762
                                 -----------   -----------
Net loss .....................    $   (1,647)  $(3,209)
                                 ===========   ===========

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

      OVERVIEW

      The following discussion compares our financial results for the three months ended March 31, 2003 to the three months ended March 31, 2002.

      Effective May 1, 2002, Holdings acquired Law.com, Inc., a Delaware corporation ("Law.com"), and a provider of web content and seminars for the legal industry. Prior to the acquisition of Law.com, Law.com's RealLegal applications services business was spun off to Law.com shareholders as a new entity, RealLegal, LLC. Holdings acquired Law.com through the acquisition of all of the 1,707,790 shares of outstanding common stock of Law.com from its shareholders in exchange for an aggregate of 120,030 shares of Holdings' common stock, par value $0.01 per share. The acquired businesses include practice centers for specialty law practice areas, state Web sites and information sites for in-house counsel, law students and legal technology professionals.

      After completion of Holdings' acquisition of Law.com, Holdings contributed all of the outstanding shares of common stock of Law.com to us as a capital contribution. Law.com operates as our subsidiary.

      We utilized an interest rate swap agreement to convert our fixed rate interest on our $175.0 million senior notes to a variable rate. At March 31, 2002, we had an interest rate swap outstanding with a notional amount of $175.0 million and a fair market value of $1,323,000. In July 2002, our interest rate swap agreement was terminated. During the first quarter of 2002, we recorded a gain of $556,000, which was recorded in earnings as a component of interest expense because the swap did not qualify for hedge accounting.

      GAAP refers to accounting principles generally accepted in the United States of America. Throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), management discusses financial measures in accordance with GAAP and also on a non-GAAP basis. As of January 1, 2003 we have decided to create a uniform definition of EBITDA for discussion in our quarterly and annual reports. Our definition of EBITDA is earnings before interest, income taxes, depreciation and amortization. Any additional amounts which we believe need to be disclosed to you in order to allow you to more accurately compare our prior and ongoing operations from period to period will be explicitly stated in our future reports. All references in this MD&A to EBITDA are to a non-GAAP financial measure. We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period, the results from ongoing operations in a more meaningful and consistent manner. Reconciliations of GAAP to non-GAAP financial measures are included on page 19.

      The following table presents the results of operations (in thousands) for the three months ended March 31, 2003 and 2002.

                                 Three Months Ended March 31,
                                 -----------------------------
                                     2003             2002
                                 -------------   -------------
Operating Data:
Revenues:
 Periodicals:
     Advertising .............   $      18,555   $      18,034
     Subscription ............           6,038           5,548
 Ancillary products and
     services ................           9,310           8,775
                                 -------------   -------------
Total revenues ...............          33,903          32,357
                                 -------------   -------------
Operating expenses:
 Editorial ...................           5,212           5,385
 Production and distribution .           6,339           6,535
 Selling .....................           6,817           6,795
 General and administrative ..           9,330           8,957
 Depreciation and amortization           3,508           4,399
                                 -------------   -------------
Total operating expenses .....          31,206          32,071
                                 -------------   -------------
Operating income .............           2,697             286
Interest expense .............          (5,059)         (4,262)
Other income .................              --               5
                                 -------------   -------------
 Loss before income taxes ....          (2,362)         (3,971)
Benefit for income taxes .....             715             762
                                 -------------   -------------
 Net loss ....................   $      (1,647)  $      (3,209)
                                 =============   =============

RESULTS OF OPERATIONS

Three months ended March 31, 2003 compared to three months ended March 31, 2002

      Overview. Revenues increased by $1.5 million, or 4.8%, from $32.4 million for the three months ended March 31, 2002 to $33.9 million for the three months ended March 31, 2003. Operating expenses decreased $0.9 million, or 2.7%, from $32.1 million for the three months ended March 31, 2002 to $31.2 million for the three months ended March 31, 2003. As a result, operating income increased $2.4 million, from $0.3 million for the three months ended March 31, 2002 to $2.7 million for the three months ended March 31, 2003. EBITDA increased $1.5 million, or 32.3%, from $4.7 million for the three months ended March 31, 2002 to $6.2 million for the three months ended March 31, 2003. Net loss totaled $3.2 million for the three months ended March 31, 2002 as compared to a net loss of $1.6 million for the three months ended March 31, 2003.

      Revenues. Revenues increased by $1.5 million, or 4.8%, from $32.4 million for the three months ended March 31, 2002 to $33.9 million for the three months ended March 31, 2003. Revenue growth for the three months ended March 31, 2003 compared to the three months ended March 31, 2002 reflects revenues recorded in our Law.com subsidiary of $1.2 million, which was acquired in the second quarter of 2002 with no like revenues recorded during the same period last year. In addition, legal notice, law firm advertising and subscription revenues increased during the three months ended March 31, 2003 as compared to the same period in 2002. These increases were partially offset by decreases in advertising revenues associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies and from slight decreases experienced in directory advertising and newsletter revenues.

      Advertising revenues increased $0.5 million, or 2.9%, from $18.0 million for the three months ended March 31, 2002 to $18.5 million for the three months ended March 31, 2003. The increase was due primarily to law firm and legal notice advertising revenue which increased $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. These increases were partially offset by decreases in display advertising revenues of $0.3 million associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies and decreases in directory advertising revenues due to the year over year change in the release schedules of certain directories in our expert witness and litigation services business.

      Subscription revenues increased $0.5 million, or 8.8%, from $5.5 million for the three months ended March 31, 2002 to $6.0 million for the three months ended March 31, 2003. The increase primarily reflects increased subscription revenues resulting from our acquisition of Law.com, as well as from increased marketing efforts.

      Revenues from ancillary products and services increased $0.5 million, or 6.1%, from $8.8 million for the three months ended March 31, 2002 to $9.3 million for the three months ended March 31, 2003. The increase in revenues resulted primarily from a growth in our sales of reprints, higher royalty fees and book sales and an increase in phone and web research revenue. These increases were partially offset by lower newsletter sales and lower seminar and trade show revenue due resulting from the elimination of one of our international trade shows in the first quarter of 2003.

      Operating expenses. Operating expenses decreased $0.9 million, or 2.7%, from $32.1 million for the three months ended March 31, 2002 to $31.2 million for the three months ended March 31, 2003. Lower operating expenses during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 were primarily realized by lower intangible asset amortization along with lower production and distribution and editorial expenses resulting from realized savings from our cost containment and restructuring efforts initiated in 2002. These savings were partially offset by an increase in general and administrative expenses of $0.4 million, resulting primarily from Law.com expenses of $0.6 million incurred during the three months ended March 31, 2003, with no like expenses during the same period of 2002.

      Editorial expenses decreased $0.2 million, or 3.2%, from $5.4 million for the three months ended March 31, 2002 to $5.2 million for the three months ended March 31, 2003. The decrease in editorial expenses primarily resulted from realized savings from our cost containment and restructuring efforts initiated in 2002. These decreases were partially offset by Law.com editorial expenses of $0.2 million incurred during the three months ended March 31, 2003, with no like expenses incurred during the same period of 2002.

      Production and distribution expenses decreased $0.2 million, or 3.0%, from $6.5 million for the three months ended March 31, 2002 to $6.3 million for the three months ended March 31, 2003. Lower production and distribution expenses of $0.2 million resulted primarily from lower printing expenses resulting from reductions in print volume and realized savings from our cost containment and restructuring efforts during 2002. These decreases were partially offset by Law.com production and distribution expenses of $0.2 million, incurred during the three months ended March 31, 2003, for which there were no like expenses incurred during the same period of 2002.

      General and administrative expenses increased $0.4 million, or 4.2%, from $8.9 million for the three months ended March 31, 2002 to $9.3 million for the three months ended March 31, 2003. This increase resulted primarily from $0.6 million of Law.com general and administrative expenses incurred during the three months ended March 31, 2003 for which there were no like expenses incurred during the same period of 2002. This increase was partially offset by lower legal and consulting fees.

      Depreciation and amortization expenses decreased $0.9 million, or 20.3%, from $4.4 million for the three months ended March 31, 2002 to $3.5 million for the three months ended March 31, 2003. Lower amortization expense was recorded during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 due to certain non-compete and other intangible assets being fully amortized by the end of 2002. This was partially offset by an increase in depreciation expense related to capital assets acquired with the acquisition of Law.com in the second quarter of 2002.

      Operating income. As a result of the above factors, our operating income increased $2.4 million, from $0.3 million for the three months ended March 31, 2002 to $2.7 million for the three months ended March 31, 2003. In addition, EBITDA increased $1.5 million, or 32.3%, from $4.7 million for the three months ended March 31, 2002 to $6.2 million for the three months ended March 31, 2003.

      Interest expense. Total interest expense increased $0.8 million from $4.3 million for the three months ended March 31, 2002 to $5.1 million for the three months ended March 31, 2003. For the three months ended March 31, 2002, interest expense was reduced by a $0.6 million gain recorded as a component of interest expense related to our outstanding interest rate swap. We had no related gain in 2003. This interest expense reduction recorded in 2002, along with a higher average carrying balance, a higher average interest rate and increased amortization of a deferred financing on our GECC Facility in 2003, resulted in a higher interest expense for the three months ended March 31, 2003 a compared to the three months ended March 31, 2002.

      Income tax benefit. Income tax benefit remained flat at $0.8 million, for the three months ended March 31, 2002 and 2003. Income tax benefit for 2002 and 2003 reflects the tax effect of the pretax loss recognized for those periods.

      Net loss. As a result of the above factors, our net loss declined $1.6 million from a loss of $3.2 million for the three months ended March 31, 2002 to a loss of $1.6 million for the three months ended March 31, 2003.

      Operating segments. Operating segments represent components of our business that are evaluated regularly by our key decision makers in assessing performance and resource allocation. We have determined that our reportable segments consist of our regional newspapers (the "Regional Newspapers"), national businesses (the "National Businesses") and our online business, Law.com ("Online"). We have also reflected unallocated costs related to our corporate and administrative functions as a separate unit ("Corporate") so as to not distort our other segments.

      For the three months ended March 31, 2003 and 2002 presented herein, the Regional Newspapers are comprised of the following operating segments: New York Law Journal; The National Law Journal; and twelve other daily and weekly newspapers.

      The National Businesses are comprised of the following operating segments:
The American Lawyer and eight other magazines; our newsletters, our hard and soft cover books; our trade shows and seminars; our licensing and syndication business; our litigation services division and our international operations.

      Online is administered by Law.com and consists primarily of web content, seminars and practice areas.

      Corporate is comprised of: unallocated costs relating to our administrative offices, which include executive management, legal, human resources, accounting, information systems, business development, office services, government affairs and public relations. In addition, Corporate includes us and ALM Properties, Inc., one of our subsidiaries.

Three months ended March 31, 2003 compared to the three months ended March 31, 2002

Regional Newspapers

      Revenues. Revenues for our Regional Newspapers increased $0.4 million, or 2.0%, from $21.8 million for the three months ended March 31, 2002 to $22.2 million for the three months ended March 31, 2003. Advertising revenues increased $0.1 million, from $14.5 million for the three months ended March 31, 2002 to $14.6 million for the three months ended March 31, 2003. The increase was due primarily to law firm and legal notice advertising revenues which increased $0.1 million and $0.3 million, respectively, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002. These increases were partially offset by decreases in display advertising revenues associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies and decreases in classified advertising revenues. Subscription revenue increased $0.2 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Ancillary revenue increased $0.3 million due primarily to an increase in book revenue of $0.1 million and an increase in royalty revenue of $0.2 million in our licensing and research division for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

      Operating expenses. Total operating expenses declined $0.9 million, or 5.2%, from $16.3 million for the three months ended March 31, 2002 to $15.4 million for the three months ended March 31, 2003. The majority of our expense categories experienced year-over-year reductions due to reductions in cost of goods sold directly related to realized savings from our cost containment and restructuring efforts initiated in 2002. Partially offsetting these declines were an increase in law firm advertising expenses directly related to increased law firm advertising revenue.

      Operating income. Our operating income increased $1.3 million, from $5.5 million for the three months ended March 31, 2002 to $6.8 million for the three months ended March 31, 2003. EBITDA increased $1.3 million, or 21.9%, from $5.7 million for the three months ended March 31, 2002 to $7.0 million for the three months ended March 31, 2003.

National Businesses

      Revenues. Revenues for our National Businesses decreased $0.1 million, or 1.0%, from $10.6 million for the three months ended March 31, 2002 to $10.5 million for the three months ended March 31, 2003. Advertising revenues for our National Businesses decreased $0.2 million from $3.5 million for the three months ended March 31, 2002 to $3.3 million for the three months ended March 31, 2003. This decrease was due primarily to lower display advertising revenue associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies and lower directory advertising revenue due to the change in the release schedules of certain directories in our expert witness and litigation services business. These decreases in revenue were partially offset by an increase in law firm advertising revenue. Subscription revenues increased $0.1 million, phone and web research revenue increased $0.2 million and sales of reprints revenue increased $0.2 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. This was partially offset by decreases in newsletter revenue of $0.1 million and seminar and trade show revenue of $0.3 million.

      Operating expenses. Operating expenses for our National Businesses declined $1.4 million, or 14.1%, from $9.7 million for the three months ended March 31, 2002 to $8.3 million for the three months ended March 31, 2003. The majority of our expense categories experienced year-over-year expense reductions in cost of goods sold which directly relate to the overall revenue declines and our realized savings from our cost containment and restructuring efforts initiated in 2002. Partially offsetting these declines was an increase in circulation and law firm advertising expenses directly related to increases in those revenue streams.

      Operating income. Our operating income increased $1.3 million from $0.8 million for the three months ended March 31, 2002 to $2.1 million for the three months ended March 31, 2003. EBITDA increased $1.3 million, or 156.6%, from $0.8 million for the three months ended March 31, 2002 to $2.1 million for the three months ended March 31, 2003.

Online

      Our online business consists primarily of Law.com, a provider of web content and seminars for the legal industry which businesses include practice centers for specialty law practice areas, state web sites and information sites for in-house counsel, law students and legal technology professionals. Total revenues for Online, for the three months ended March 31, 2003 totaled $1.2 million, or 3.6%, of our revenues. As we acquired Law.com in May 2002, we do not have comparable quarterly results for this segment. Operating expenses for Online totaled $2.1 million for the three months ended March 31, 2003. As a result, operating loss for Online was $0.9 million and our EBITDA loss was $0.5 million for the three months ended March 31, 2003.

Corporate

      Operating expenses. Operating expenses for Corporate decreased $0.7 million, from $6.0 million for the three months ended March 31, 2002 to $5.3 million for the three months ended March 31, 2003. This was largely due to general and administrative expenses which increased $0.4 million, primarily due to higher provisions for uncollectible receivables, increased management consulting and other professional fees along with higher banking and cash management fees. These increases were partially offset by a decrease in pension expense recorded during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. In addition, depreciation and amortization expenses decreased $1.1 million, or 35.0%, from $3.2 million for the three months ended March 31, 2002 to $2.1 million for the three months ended March 31, 2003, resulting from certain non-compete and other intangible assets being fully amortized by the end of 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Capital expenditures. Capital expenditures totaled $0.5 million for the three months ended March 31, 2003 compared to capital expenditures of $0.6 million for the three months ended March 31, 2002. Capital expenditures for the three months ended March 31, 2003 included costs of $0.4 million attributed to hardware and software upgrades and $0.1 million attributed to leasehold improvements throughout the regions. Capital expenditures for 2002 primarily resulted from database development, enhancements to existing computer systems and facilities and equipment modernization.

      Net cash provided by operating activities. Net cash provided by operating activities totaled $6.5 million for the three months ended March 31, 2003, which primarily reflects an increase in accrued interest payable of $4.3 million, depreciation and amortization of $3.5 million, a decrease in accounts receivable of $1.2 million, a decrease in other current assets of $0.5 million and the amortization of non-cash interest of $0.3 million. This was partially offset by a net loss of $1.6 million, a decrease in deferred income tax of $0.7 million, a decrease in deferred income of $0.6 million, a decrease in accounts payable and accrued expenses of $0.4 million.

      Net cash used in investing activities. Net cash used in investing activities was $0.9 million for the three months ended March 31, 2003, resulting from capital expenditures of $0.5 million and deferred payments from acquisitions made in 2001 and 2002.

      Net cash used in financing activities. Net cash used in financing activities totaled $6.0 million for the three months ended March 31, 2003, which reflects a net paydown on our GECC Facility.

      Liquidity. Our principal sources of funds are cash flows from operating activities, which may be supplemented by borrowings under our GECC Facility. The GECC Facility had $26.3 million outstanding as of March 31, 2003 and accrues interest as described in Note 3 to the Consolidated Financial Statements. For details relating to the terms of our GECC Facility entered into on May 1, 2002, see Note 3 to the Consolidated Financial Statements. We believe that these funds will be sufficient to meet our current financial obligations, which include the payment of interest on the $175,000,000 of 9.75% senior notes, interest under our GECC Facility, working capital, capital expenditures and other obligations for the next 12 months. No assurance can be given, however, that this will be the case. Our future operating performance and ability to service or refinance our debt, meet future debt covenants, and to repay, extend or refinance any credit agreements to which we are a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES

      Reconciliations of GAAP to non-GAAP financial measures are provided below. We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period our results from ongoing operations in a more meaningful and consistent manner.

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 2003            2002
                                             ------------    ------------
                                                    (in thousands)
GAAP net loss ............................   $     (1,647)   $     (3,209)
Adjustments to arrive at operating income:
Benefit for income tax ...................           (715)           (762)
Other income .............................             --              (5)
Interest expense .........................          5,059           4,262
                                             ------------    ------------
Operating income .........................          2,697             286
Adjustments to arrive at EBITDA:
Depreciation and amortization ............          3,508           4,399
Other income                                            -               5
                                             ------------    ------------
EBITDA ...................................   $      6,205    $      4,690
                                             ============    ============

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      See footnote 3 to the Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

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

      (b)   Reports on Form 8-K

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

                  AMERICAN LAWYER MEDIA, INC.


                    May 14, 2003          /s/ WILLIAM L. POLLAK
                                      -----------------------------------------
                                              William L. Pollak
                                      President and Chief Executive Officer


                    May 14, 2003          /s/ STEPHEN C. JACOBS
                                      ------------------------------------------
                                                Stephen C. Jacobs
                                      Vice President and Chief Financial Officer

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

Date: May 14, 2003


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