Form 10-K
period 2003-12-31
AMERICAN LAWYER MEDIA INC
filed 2004-03-24
CIK 1059498

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File Number: 333-50117

AMERICAN LAWYER MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	13-3980414 (I.R.S. Employer Identification Number)
incorporation or organization)

345 Park Avenue South	10010
New York, New York	(Zip Code)
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

     As of March 23, 2004, 100 shares of Common Stock, par value $.01 per share, were outstanding, all of which were held by American Lawyer Media Holdings, Inc.

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

PART I

Item 1. Business

     Unless the context otherwise requires: (i) “we,” “us,” “our” or “ALM” refers to American Lawyer Media, Inc. and its subsidiaries; and (ii) “Holdings” refers to American Lawyer Media Holdings, Inc., which is our parent. References herein to our estimated circulation include total paid and free circulation for all of our periodicals. References herein to readership include estimated circulation plus combined pass-along readership unadjusted for any overlap that exists among readers of our various publications.

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

Company Overview

     We are a leading integrated media company focused on providing content and information-related-services to the legal industry. We publish: national and regional periodicals and newspapers with both general and specialized legal content; books, including hardcover treatises and hard- and soft-cover trade books on a broad array of legal topics; newsletters that cover specialized legal practice areas; and directories used by legal professionals. Online, our web site, www.law.com and its linked web sites, provide legal professionals practice information, classified advertising, continuing legal education (“CLE”) and access to our publications. Our VerdictSearch® division is a leading source for news and research on verdicts and settlements. Our research division publishes custom and standardized business reports on major law firms and industry trends. Under the LegalTech® and other trade names, we produce conferences and tradeshows relating to law practice technology and seminars for lawyers and professionals in related fields.

     Our products and services include:

•	National publications, consisting principally of such nationally-recognized periodicals as The American Lawyer, a monthly magazine containing articles and features targeted to attorneys practicing in large law firms, Corporate Counsel, a leading magazine for corporate in-house attorneys, The National Law Journal, a national weekly legal newspaper, which covers the law, lawyers and litigation, as well as Law Technology News and AmLaw Tech, two leading legal technology magazines, IP Law & Business, a leading specialty magazine focusing on intellectual property, Law Firm Inc., a magazine detailing the management of large law firms, and D&O Advisor, a magazine advising on corporate governance issues.

•	Regional publications, consisting principally of the New York Law Journal, a daily publication with one of the largest paid circulations of regional legal newspapers in the United States, six other daily newspapers serving Atlanta, Philadelphia, San Francisco, Miami, Fort Lauderdale and Palm Beach, and seven weekly regional newspapers serving New Jersey, Massachusetts, Delaware, Texas, Washington, D.C., Connecticut and Pennsylvania. In addition, our regional offices also publish various practice area supplements as well as magazines for general counsel, such as GC Mid-Atlantic, GC New England, GC South and In-House Texas.

•	Books and directories, consisting principally of hardcover treatises, updated regularly, on a broad array of legal topics published by our Law Journal Press imprint, soft- and hardcover trade books on general legal subjects, published by our ALM Publishing imprint, and 8 regional and two national Directories of Expert Witnesses and Consultants as well as directories of law firms and corporate counsel.

•	Newsletters, consisting principally of 25 monthly newsletters covering specialized legal practice areas.

•	LegalTech® and seminars division, consisting principally of conferences and tradeshows relating to law practice technology and law practice management, as well as seminars for lawyers and professionals in related fields.

•	VerdictSearch® division, consisting principally of national, regional, and practice-area-specific verdicts and settlements newsletters, a searchable online database of verdict and settlement research, and a live, telephone, person-to-person research group that fields more than 12,000 requests annually for verdict, settlement and expert witness research.

•	Research division, consisting principally of LegalMarketInfoTM, which is custom and standardized business reports on major law firms and industry trends.

•	Law.com network, consisting principally of www.law.com and linked web sites, delivering online legal news and information and including an on-line training program which allows attorneys to receive CLE credit.

     We derive our revenues principally from advertising and subscriptions, with additional revenues generated from ancillary products and services, which include our VerdictSearch newsletters, books, research, trade shows and seminars division. For the twelve months ended December 31, 2003, approximately 56% of our revenues were from advertising, 18% were from subscriptions and 26% were from ancillary products and services.

Products and Services

     National publications. The American Lawyer anchors our national magazine portfolio. Founded in 1979, The American Lawyer is a glossy magazine that features stories on the strategies, successes, failures and personalities of the most important figures in the legal world. The target audience for the publication is attorneys practicing in large law firms and corporate legal departments across the United States. The American Lawyer has been the winner of National Magazine awards granted by the American Society of Magazine Editors four times, and has been nominated for 22 such awards since its founding. In addition, in 2003 The American Lawyer won two Jesse H. Neal National Business Journalism Awards and was a finalist in a third category and our Editorial Director, Aric Press, was awarded the McAllister Editorial Fellowship.

     Our other national publications focus on specific practice areas or segments within the legal profession and certain topics applicable to the business of law. Our specialty legal magazines include Corporate Counsel, one of the nation’s most widely circulated magazines focused on issues of importance to in-house lawyers at large and mid-size corporations, and IP Law & Business, which covers developments in intellectual property law. We publish The National Law Journal, a national weekly legal newspaper in the United States. We also publish two leading technology magazines targeted to the legal community, AmLaw Tech and Law Technology News, which focus on information technology and its applications to the practice of law. AmLaw Tech is targeted toward partners at law firms with purchase-making authority and is distributed for free to all readers of The American Lawyer, while Law Technology News is targeted toward attorneys and information services departments in law offices. We also publish L magazine, a law and lifestyle publication for law students, D&O Advisor, a quarterly magazine for corporate directors and officers focusing on corporate governance and legal risk management issues, and Law Firm Inc., a quarterly magazine that addresses the business issues involved in managing large law firms.

     The following is a list of our national publications:

National Publications

				Estimated
	Year of		Total	Total
Title	Founding	Frequency	Circulation(1)	Readership(2)
The American Lawyer	1979	Monthly	17,000	136,000
AmLaw Tech	1996	Quarterly	17,000	136,000	(3)
Corporate Counsel	1994	Monthly	30,000	60,000	(4)
D&O Advisor	2003	Quarterly	15,000	15,000
IP Law & Business	1995	Monthly	20,000	40,000	(4)
L	1999	2 times per year	12,000	24,000	(4)
Law Firm Inc.	2003	Quarterly	20,000	20,000
Law Technology News	1993	14 times per year	43,000	86,000	(4)
Minority Law Journal	1997	2 times per year	20,000	40,000	(4)
The National Law Journal	1979	Weekly	22,500	94,500

(1)	References in the table above to our total circulation include total paid and free circulation.

(2)	References in the table above to our estimated total readership include total circulation plus combined pass-along readership unadjusted for any overlap that exists among readers of our various publications.

(3)	AmLaw Tech is distributed for free to subscribers of The American Lawyer.

(4)	These magazines are distributed primarily free of charge. For these publications, we assume only two readers per copy.

     Regional publications. Our regional publications are primarily newspapers and provide news, features, analysis and commentary about the world of law and advocacy. Feature articles and stories covering the local, state and federal courts and law firms are supplemented by reports and analyses of cutting-edge legal issues. We are committed to providing high quality and balanced coverage of our local markets. Most of our newspapers serve as the newspaper of record for their respective legal markets. Lawyers look to the newspapers for reports on local court rulings and opinions, as well as information regarding local court dockets.

     As of December 31, 2003, we published sixteen daily and weekly regional newspapers including the New York Law Journal, which has one of the largest paid circulations of any regional legal newspapers in the United States. In the aggregate, our newspapers serve ten state markets, including New York, New Jersey, Pennsylvania, Delaware, Georgia, Florida, Texas, California, Massachusetts and Connecticut, and the District of Columbia, covering approximately 50% of all active attorneys in the United States. Each of our regional newspapers has a significant presence in its respective market. Our regional newspapers also publish a wide range of supplements on various practice specialties. In addition, our regions also publish local magazines, such as the New York Law Journal Magazine, a law and lifestyle publication geared to lawyers in the New York metropolitan area that is primarily distributed with the New York Law Journal. We also publish four publications for in-house attorneys and chief legal officers, GC New England, GC Mid-Atlantic, GC South and In-House Texas, which focus on issues of interest to the region’s corporate counsel.

     The following table sets forth information regarding our regional publications:

Regional Publications

					Estimated
		Year of		Total	Total
Title	Market	Founding	Frequency	Circulation(1)	Readership(2)
Broward Daily Business Review	South Florida	1965	Daily	2,637	8,597
Delaware Law Weekly	Delaware	1998	Weekly	372	775
Florida Lawyer	Florida	2000	Monthly	13,500	27,000
Fulton County Daily Report	Georgia	1890	Daily	5,848	22,848
GC Mid-Atlantic	Pennsylvania,	2003	Quarterly	15,000	15,000
	Delaware and
	Southern New Jersey
GC New England	New England	2003	Quarterly	7,540	8,000
GC South	Georgia, North	2003	Quarterly	5,632	11,264
	Carolina, South
	Carolina, Tennessee,
	Virginia, Alabama
	and North Florida
In-House Texas	Texas	1999	Monthly	8,985	55,000
Legal Times	Washington, D.C.	1978	Weekly	9,200	74,000
Miami Daily Business Review	South Florida	1926	Daily	4,886	15,927
New Jersey Law Journal	New Jersey	1878	Weekly	9,701	44,000
New York Law Journal	New York	1888	Daily	14,000	112,000
New York Law Journal Magazine	New York	2000	Quarterly	20,000	110,000
Palm Beach Daily Business Review	South Florida	1978	Daily	1,821	5,936
Pennsylvania Law Weekly	Pennsylvania	1977	Weekly	2,493	12,465
Texas Lawyer	Texas	1985	Weekly	6,985	55,000
The Connecticut Financial Tribune	Connecticut	2002	Monthly	2,300	4,000
The Connecticut Law Tribune	Connecticut	1975	Weekly	2,623	15,000
The Connecticut Tech Tribune	Connecticut	2001	Monthly	5,009	10,000
The Legal Intelligencer	Pennsylvania	1843	Daily	3,030	18,180
The Recorder	Northern California	1876	Daily	5,800	29,000
Western Massachusetts Law Tribune	Western	2000	Monthly	1,447	4,200
	Massachusetts

(1)	References in the table above to our total circulation include total paid and free circulation.

(2)	References in the table above to our estimated total readership include total circulation plus combined pass-along readership unadjusted for any overlap that exists among readers of our various publications.

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

     We also publish soft-cover and hard-cover trade books under the ALM Publishing imprint. As of December 2003, there are fourteen titles in this line. These books focus on general legal subjects and contain practical guidance for attorneys, business professionals and business students that does not need to be updated regularly. These books are distributed through us as well as through traditional bookstores.

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

Books

State and Local Subjects
Assigned Judges Bench Book (TX)	Connecticut Labor & Employment Law, 2nd Edition
2002 Dallas County Bench Book (TX)	Connecticut Appellate Practice and Procedure, 3rd Edition
Duty to Defend, An Insurance Guide (TX)	Connecticut Summary Process Manual, 3rd Edition
2002 Harris County Bench Book (TX)	The Truths of Justice (CT)
2003 Harris County Bench Book Supplement (TX)	The 12 Minute MBA (CT)
Marketing and Maintaining a Family Law Mediation Practice (TX)	The Legal Marketers’ Deskbook (CT)
Negotiation: Strategies for Law and Business (TX)	The Connecticut Criminal Caselaw Handbook
2003 Pronske’s Texas Bankruptcy, Annotated	Connecticut Foreclosures
Tarrant County Bench Book (TX)	New York County Bench Book 2000 (NY)
2003 Texas Courthouse Guide	Insurance Bad Faith in Pennsylvania
2003 – 04 Texas Criminal Codes and Rules, Annotated	Pennsylvania Court Rules
Texas Legal Malpractice and Lawyer Discipline	Pennsylvania District and County Reports
Texas Legal Research: An Essential Lawyering Skill	2002 Allegheny County Court Rules (PA)
Texas Personal Automobile Insurance Policy, Annotated	2002 Bucks County Court Rules (PA)
Travis County Bench Book (TX)	2002 Chester County Court Rules (PA)
West Texas Bench Book	2002 Delaware County Court Rules (PA)
Georgia Bench Book	2002 Montgomery County Court Rules (PA)
Encyclopedia of New Jersey Causes of Action	2003 Orphan’s Court Rules (PA)
New Jersey Brownfields Law	2003 Pennsylvania Tax Handbook (PA)
New Jersey Business Litigation	2003 Philadelphia County Court Rules (PA)
New Jersey Employment Law	2003 Westmoreland County Court Rules (PA)
New Jersey Federal Civil Procedure	2003 Lancaster/Berks Counties Court Rules (PA)
New Jersey Insurance Law	Pennsylvania Legal Research Handbook
New Jersey Product Liability Law	Paralegal Research in Pennsylvania
New Jersey Foreclosure Law & Practice	Res Ipsa Jocular (CA)
New Jersey Forms of Civil Pleading	A Criminal Waste of Time (CA)
Employment Law for New Jersey Businesses	San Francisco County Court Rules (CA)
New Jersey Law of Personal Injury with the Model Jury Charges	Alameda County Court Rules (CA)
New Jersey Forms for Business Litigation	Contra Costa County Court Rules (CA)
Legal Handbooks for Business (NJ)	Marin County Court Rules (CA)
2004 New Jersey Tax Handbook	Bench Book of Judicial Profiles for San Francisco Superior Court (CA)

National Subjects
A Practical Guide to Equal Employment Opportunity	Intellectual Property and Computer Crimes
A Practical Guide to the Occupational Safety and Health Act	Intellectual Property Law: Damages and Remedies
Acquisitions Under the Hart-Scott-Rodino Antitrust Improvements Act	Intellectual Property Licensing: Forms and Analysis
Advanced Private Equity Term Sheets and Series A Documents	Internet and Online Law
All About Cable	Internet and Online Privacy: A Legal and Business Guide
Alternative Dispute Resolution in the Work Place	Knowledge Management for the Smarter Lawyer
Anatomy of a Merger: Strategies and Techniques for Negotiating Corporate Acquisitions	Law Firm Accounting and Financial Management
Antitrust Basics	Law Firm Partnership Agreements
Antitrust: An Economic Approach	Lawyering: A Realistic Approach to Legal Practice
Arbitration: Essential Concepts	Legal Research and Law Library Management
Biz Dev 3.0: Changing Business As We Know It	Lender Liability and Banking Litigation
Business Immigration Law: Strategies for Employing Foreign National	Licensing of Intellectual Property
Business Separation Transactions: Spin-Offs, Subsidiary IPOs and Tracking Stock	Limited Liability Companies and Limited Liability Partnerships
Changing the Situs of a Trust	Marketing the Law Firm: Business Development Techniques
Class Actions: The Law of 50 States	Maximizing Law Firm Profitability: Hiring, Training and Developing Productive Lawyers
Communications Law and Practice	Merit Systems Protection Board: Rights and Remedies
Computer Law: Drafting and Negotiating Forms and Agreements	Modern Visual Evidence
Consumer Financial Services	Multidisciplinary Practices and Partnerships: Lawyers, Consultants & Clients
Corporate Internal Investigations	Multimedia Law: Forms and Analysis
Corporate Privileges and Confidential Information	Negotiated Acquisitions of Companies, Subsidiaries and Divisions
Corporate Sentencing Guidelines: Compliance and Mitigation	Negotiating and Drafting Contract Boilerplate
Courtroom Psychology and Trial Advocacy	Negotiating and Drafting Office Leases

Cyber Law: Intellectual Property in the Digital Millennium	On Trial: Lessons from a Lifetime in the Courtroom
Directors and Officers Liability: Prevention, Insurance & Indemnification	Partnership and Joint Venture Agreements
Divorce, Separation and the Distribution of Property	Private Equity Funds: Business Structure & Operations
Doing Business on the Internet: Forms and Analysis	Private Real Estate Syndications
Due Diligence in Business Transactions	Product Liability
E-Commerce Financial Products and Services	Product Liability: Winning Strategies and Techniques
Education Law	Products Liability: Recreation and Sports Equipment
Employee Benefits Law: ERISA and Beyond	Public Companies
Employment Litigation	Raoul Felder’s Encyclopedia of Matrimonial Clauses
Environmental Enforcement: Civil and Criminal	Real Estate Financing
Environmental Law Lexicon	Reorganizations under Chapter 11 of the Bankruptcy Code
Environmental Regulation of Real Property	Representing High-Tech Companies
Estate Planning	RICO: Civil and Criminal, Law and Strategy
Executive Compensation	Savings Institutions: Mergers, Acquisitions and Conversions
Executive Stock Options and Stock Appreciation Rights	Securities Practice and Electronic Technology
Federal Bank Holding Company Law	Securities Regulation: Liabilities and Remedies
Federal Taxation of Intellectual Property Transfers	Securitizations: Legal and Regulatory Issues
Federal Tax Litigation	Sex Discrimination and Sexual Harassment in the Work Place
Federal Taxation of Real Estate	Shareholder Derivative Litigation: Besieging the Board
Federal Taxation of S Corporations	Shopping Center and Store Leases
Federal Trade Commission: Law, Practice and Procedure	Start-Up and Emerging Companies: Planning, Financing and Operating the Successful Business
Ferrara on Insider Trading and The Wall	State Antitrust Law
Franchising: Realities and Remedies	Structured Settlements and Periodic Payment Judgments
Franchising: Realities and Remedies Forms Volume	Takeovers and Freezeouts
Full Disclosure: The New Lawyers Must-Read Career Guide	Tax Aspects of Divorce and Separation
Fund Governance: Legal Duties of Investment Company Directors	The Contingent Workforce: Business and Legal Strategies
Game, Set, Match: Winning the Negotiations Game	The Essential Guide to the Best (and Worst) Legal Sites on the Web
Gender On Trial: Sexual Stereotypes and work/Life Balance in the Legal Workplace	The Internet and Dispute Resolution: Untangling the Web
Going Private	The Law and Practice of Secured Transactions: Working with Article 9
Going Public in Good Times and Bad: A Legal and Business Guide	The Practice of Law School: Getting In and Making the Most of Your Legal Education
Grand Jury Practice	The Preparation and Trial of Medical Malpractice Cases
Ground Leases and Land Acquisition Contracts	Trade Secrets
Health Care Fraud: Enforcement and Compliance	Travel Law
Healthcare Care Benefits Law	Use of Statistics in Equal Employment Opportunity Litigation
Hospital Liability	White Collar Crime: Business and Regulatory Offenses
“I’d Rather Do It Myself”: How to Set Up Your Own Law Firm	Winning Attorney’s Fees from the U.S. Government
Inside/Outside: How Businesses Buy Legal Services
Insurance Coverage Disputes
Intellectual Property Law: Commercial, Creative and Industrial Property

     Directories. The Expert Witness and Consultants Division consists of eight regional editions and two national editions, as well as a comprehensive website, www.nljexperts.com, which is the nation’s premier online expert witness directory. These directories are the most comprehensive, useful and recognized resources containing critical information about expert witnesses and consultants, such as resumes/curriculum vitae, areas of expertise, education, professional affiliations, and a brief profile of each expert. Among the division’s publications, with varying frequencies and circulations ranging from 10,000 to 20,000, are the following:

Directory of Expert Witnesses & Consultants: Midwestern Edition
Directory of Expert Witnesses & Consultants: Mid-Atlantic Edition
Directory of Expert Witnesses & Consultants: Southwestern Edition
Directory of Expert Witnesses & Consultants: Southeastern Edition
Directory of Expert Witnesses & Consultants: New England Edition
Directory of Expert Witnesses & Consultants: New York Edition
Directory of Expert Witnesses & Consultants: New Jersey Edition
Directory of Expert Witnesses & Consultants: Western Edition (a/k/a Legal Expert Pages)
Directory of Expert Witnesses & Consultants: National Medical Edition
Directory of Expert Witnesses & Consultants: National Intellectual Property Edition

     We also publish a range of directories with information on corporate counsel, attorneys in law firms and technology resources. Our directories include the New York Law Journal Directory of Corporate Counsel for New York, the Minority Law Journal’s Directory of Minority Attorneys, the Law Technology News’ Resource Guide, the Daily Business Review’s Florida Corporate Counsel Pro-Link, The American Lawyer’s Litigator’s Pocket Guide and Corporate Counsel’s Directory of In-House Law Departments at the Top 250 Companies.

     Newsletters. Our newsletter division publishes 25 monthly newsletters that cover specialized legal practice areas. Circulation for our newsletters ranges from approximately 125 to 1,000, with an average circulation of over 550. The total number of paid subscribers for all newsletters was approximately 9,000 as of December 31, 2003. The following table sets forth our newsletters as of December 31, 2003:

Accounting and Financial Planning for Law Firms	Legal Tech
The Bankruptcy Strategist	Marketing the Law Firm
Commercial Leasing Law & Strategy	Business Crimes Bulletin
The Corporate Counselor	The Matrimonial Strategist
Employment Law Strategist	Medical Malpractice Law & Strategy
Entertainment Law & Finance	New York Employment Law & Practice
Equipment Leasing	New York Family Law Monthly
E-Commerce Law & Strategy	New York Real Estate Law Reporter
Insurance Coverage Law Bulletin	Patent Strategy & Management
The Intellectual Property Law Strategist	Pharmaceutical & Medical Device Laws Bulletin
The Internet Newsletter	Product Liability Law & Strategy
Law Firm Partnership & Benefits Report	Start-Up & Emerging Companies Strategist
LJN’s Franchising Business & Law Alert

     Trade Shows and Seminars. Under the LegalTech® trade name, we produce conferences and exhibitions relating to law practice technology in New York and Los Angeles.. The conferences are generally two-day events that include vendor exhibits, a Continuing Legal Education (“CLE”) conference program, and a variety of workshops and focus sessions. Attendees typically include attorneys in private practice, corporate counsel, law firm administrators, managing partners, litigation support and information technology personnel, while exhibitors include a variety of software, hardware, publishing and other technology product related companies. We conduct a number of seminars for lawyers and other professionals in related fields. Our seminars complement our other products and services both by serving as powerful marketing vehicles for our existing books and newsletters, and by generating ideas for new seminars, books and newsletters. Seminars also introduce us to lawyers who may subsequently write articles or books for us. The following table sets forth our seminars and trade shows held in 2003:

Trade Shows	Seminars
LegalTech New York	Focus Europe
LegalTech Los Angeles	General Counsel Conference (New York and San Diego)
LegalTech San Francisco	Doing Business in China
LegalTech Chicago	Negotiating the Modern Lease
LegalSpace

     VerdictSearch® division. VerdictSearch is the nation’s leading publisher of verdict and settlement news and research. VerdictSearch has 3 primary products and services: VerdictSearch publications, which include 12 weekly and monthly newsletters, 7 books and 3 indexes with circulations ranging up to 1,600 paid subscribers, VerdictSearch’s research group, a legal research service that fields over 12,000 requests for research per year, and VerdictSearch.com, a vast, searchable online database of almost 100,000 detailed case reports from around the nation. Verdict Search’s products are:

VerdictSearch Newsletters	VerdictSearch Books
VerdictSearch California	New York Civil Motion Citator
VerdictSearch Employment Law	New York Criminal Motion Citator
VerdictSearch Florida	New York Matrimonial Case Citator
VerdictSearch Illinois	New York Tort Citator
VerdictSearch Medical Malpractice	O’Brien’s Evaluator
VerdictSearch National	VerdictSearch Products Liability Evaluator
VerdictSearch New Jersey	VerdictSearch Top 100
VerdictSearch New York	VerdictSearch Indexes
VerdictSearch New York Judicial Review of Damages	California Semi-Annual Index
VerdictSearch Pennsylvania	New York Semi-Annual Index
VerdictSearch Products Liability	Texas Semi-Annual Index
VerdictSearch Texas

     Research division. Our research division’s first effort, LegalMarketInfoTM (www.legalmarketinfo.com), addresses the market research needs of legal business professionals. Products and services include databases of our past and current American Lawyer Media surveys, business reports about major law firms as well as benchmarking reports and custom research.

     Law.com network. Our Law.com network of Web sites (www.law.com) provides direct access to the nation’s foremost legal news and information resources. Law.com connects legal professionals to more than 20 award-winning national and regional legal publications online. Through Law.com’s linked information site, legal professionals can subscribe to online products tailored to their practice specialties, participate in accredited training, conduct national job searches on Lawjobs.com, access VerdictSearch.com, the nation’s most current verdict and settlement database, identify expert witnesses and use LawCatalog.com to purchase research and publications.

Printing and Distribution

     Layouts for our publications are prepared in-house, while our printing and distribution activities are all outsourced.

Competition

     We compete for advertising and subscription revenues with publishers of special-interest legal newspapers and magazines with similar editorial content as well as web sites with comparable content. However, in most of our markets, our newspaper is the only newspaper focused on serving the legal community. We also compete for advertising revenues with other national legal publications, as well as general-interest magazines and other forms of media, including broadcast and cable television, radio, direct marketing and electronic media. Factors that may affect competition for advertisers include effective costs of such advertising compared to other forms of media, and the size and characteristics of the readership of our publications. We also face significant competition from other legal publishers and legal service providers in all media.

Intellectual Property

     We, through our wholly-owned intellectual property subsidiary, ALM Properties, Inc., own a number of registered and unregistered trademarks for use in connection with our business, including trademarks in the titles of our major periodicals such as The American Lawyer, Corporate Counsel, The National Law Journal and New York Law Journal. Provided that trademarks remain in continuous use in connection with similar goods or services, their term can be perpetual, subject, with respect to registered trademarks, to the timely renewal of such registrations with the United States Patent and Trademark Office.

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

     We license the content of certain of our publications to third parties, including West Company and Lexis/Nexis, on a non-exclusive basis, for republication and dissemination on electronic databases marketed by the licensees. The current West Company and Lexis/Nexis licenses expire in December 2004 and April 2006, respectively, and automatically renew, subject to either party’s right to terminate at the end of each subsequent term.

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

Employees and Labor Relations

     As of December 31, 2003, we employed approximately 777 full-time and part-time employees. Of these employees, a total of 31 are represented by the New York Typographical Union No. 6, CWA Local 14156, AFL-CIO (the “Union”), in two separate bargaining units. The New York Law Journal is currently a party to two separate collective bargaining agreements governing many of the terms and conditions of employment of these employees. Subject to the following, we believe that our relations with our employees are satisfactory.

     On May 21, 2001, based on the results of a secret-ballot election held on May 11, 2001, the National Labor Relations Board (the “NLRB”) certified the Union as the exclusive representative of a unit of certain of our editorial and advertising production department employees at the New York Law Journal. Negotiations over the terms of a collective bargaining agreement took place throughout 2002 and 2003. On August 15, 2003, the parties reached a mutually acceptable agreement that established the terms and conditions of employment for these employees until July 31, 2006. The agreement also resolved an outstanding unfair labor practice charge before the National Labor Relations Board, which was withdrawn by the Union as part of the agreement.

Significant Transactions

     On February 27, 2003, Holdings entered into a waiver and consent with the holders of the 12¼% Senior Discount Notes due 2008 (the “Discount Notes”) which provides for the waiver of cash payment by Holdings of semi-annual interest that was to begin in June 2003. The Discount Notes will now become “cash-pay” in December 2004, with the first interest payment due on June 15, 2005. The Discount Notes will continue to accrete until December 2004, at which time the aggregate principal amount of the Discount Notes will be $80,260,705. Beginning on December 15, 2004, cash interest on the Discount Notes will accrue at the rate of 12.25% per annum. As of March 23, 2004, Bruce Wasserstein, chairman of the board of directors of us and Holdings, and certain of his affiliates own approximately 48.9% of the Discount Notes. In addition, as of March 23, 2004, Bruce Wasserstein and certain affiliates own approximately 4.2% of the $175 million 9 3/4% Senior Notes due 2007 issued by us.

     On February 27, 2003, the credit agreement for our revolving credit facility with GE Corporate Finance (the “GECC Facility”) was amended to modify the covenants relating to the total leverage ratio, interest coverage ratio and fixed charge ratio until December 2004. These covenants now provide alternative compliance levels and associated incremental interest rates. In addition, the revolving credit agreement for the GECC Facility was amended to allow for the Discount Note transaction described above.

     On December 31, 2003, our wholly-owned subsidiary, The New York Law Publishing Company, acquired the assets, certain liabilities and the business of delivering electronic court calendar information via a product called MA3000 (“MA3000”) from RealLegal, LLC. The purchase price for this acquisition, including direct acquisition costs, totaled $2.2 million. With this acquisition, we recorded $2.7 million of goodwill and $1.3 million of intangibles. We and RealLegal share substantially all of the same common stockholders. The purchase price was determined based on an independent third party valuation undertaken in 2003.

Item 2.  Properties

     We operate from various locations throughout the United States. Our corporate headquarters are based in New York. Information relating to our corporate headquarters and other regional offices which are owned or leased is set forth in the following table:

Street Address	City/State	Square Footage	Lease Expiration
800 Wilshire Blvd.	Los Angeles, CA	2,624	April 2004
15950 Bernardo Center Drive	San Diego, CA	3,620	May 2006
10 United Nations Plaza	San Francisco, CA	14,632	Sept. 2009
153 Kearny Street	San Francisco, CA	20,076	Oct. 2006
199-203 Ann Street	Hartford, CT	5,285	Sept. 2005
1730 M Street, N.W.	Washington, DC	12,497	Aug. 2012
633 South Andrews Avenue	Fort Lauderdale, FL	3,432	Jan. 2006
1 S.E. Third Avenue	Miami, FL	17,172	April 2013
324 Datura Place	W. Palm Beach, FL	2,211	Dec. 2008
190 Pryor Street, S.W.	Atlanta, GA	20,000	Owned
238 Mulberry Street	Newark, NJ	7,022	Dec. 2006
29 Elk Street	Albany, NY	200	Dec. 2008
128 Carleton Avenue	East Islip, NY	1,421	May 2005
4 Wall Street	East Islip, NY	500	May 2005
105 Madison Avenue	New York, NY	37,500	Sept. 2008
345 Park Avenue South	New York, NY	66,000	Sept. 2008
1140 Broadway	New York, NY	8,500	Aug. 2010
1617 JFK Blvd.	Philadelphia, PA	13,783	Oct. 2009
1010 Brazos	Austin, TX	1,300	June 2004
1412 Main Street	Dallas, TX	7,123	April 2013
7000 Regency Square, Suites 242-243	Houston, TX	3,000	June 2004
107-111 Fleet Street	London, UK	1,200	Dec. 2004

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

Item 6.  Selected Financial Data

     The following table presents selected historical financial information for us, as of and for the years ended December 31, 1999, 2000, 2001, 2002 and 2003. Our financial data for the years ended December 31, 1999, 2000 and 2001 were derived from financial statements audited by Arthur Andersen LLP. Our financial data for the years ended December 31, 2002 and 2003 were derived from financial statements audited by Ernst & Young LLP. The selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the historical financial statements and notes thereto included elsewhere in this Form 10-K. See “Index to Financial Statements.”

SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION
(In thousands)

	Year Ended December 31,
	1999	2000	2001	2002	2003
Operating Data(2):
Revenues:
Periodicals:
Advertising	$76,564	$88,230	$85,206	$76,702	$76,682
Subscription	24,128	23,407	23,248	23,787	24,742
Ancillary products and services	31,800	42,876	37,379	32,460	34,850

Total revenues	132,492	154,513	145,833	132,949	136,274

Operating expenses:
Editorial	23,416	26,199	23,000	21,412	20,695
Production and distribution	30,952	32,436	30,766	27,254	24,948
Selling	28,397	32,325	28,436	26,535	27,309
General and administrative	33,144	38,775	39,542	35,161	33,638
Impairment of goodwill and intangibles	—	—	—	19,521	—
Depreciation, amortization and other charges	27,298	28,415	29,900	16,507	14,271

Total operating expenses	143,207	158,150	151,644	146,390	120,861

Operating (loss) income	(10,715)	(3,637)	(5,811)	(13,441)	15,413
Interest expense	(18,962)	(19,470)	(18,466)	(19,108)	(19,819)
Other income (expense)	187	(523)	(5,436)	356	(545)
Benefit for income taxes	3,078	4,290	11,804	9,908	1,420

Net loss	$(26,412)	$(19,340)	$(17,909)	$(22,285)	$(3,531)

Balance sheet data:
(At end of period)
Working capital deficit	$(14,257)	$(11,585)	$(9,273)	$(13,155)	$(12,644)
Total assets	348,414	342,833	314,850	312,743	303,613
Long-term debt (including current maturities)	193,300	195,500	202,000	207,300	205,400
Stockholder’s equity	74,320	61,718	43,826	40,002	35,640
Other data:
EBITDA(2)	$16,770	$24,255	$18,653	$22,943	$29,139

Capital expenditures	$11,286	$5,906	$3,276	$2,992	$2,943

(1)	Selected financial information for 1999 was reclassified to conform to current year’s presentation.

(2)	“EBITDA” is defined as income before interest, income taxes, depreciation, amortization and other charges. For comparative purposes, we excluded from EBITDA in 2002 the impairment charge recorded in that period. EBITDA is not a measure of performance under generally accepted accounting principles (“GAAP”). Items excluded from income in calculating EBITDA are significant components in understanding and evaluating our financial performance. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP or as a measure of profitability or liquidity, management understands that EBITDA is customarily used in evaluating publishing companies. The EBITDA measures presented herein may not be comparable to similarly titled measures of other companies. EBITDA for prior years has been restated to conform to this definition. We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period, the results from ongoing operations in a more meaningful and consistent manner.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with Selected Financial Data and our audited historical Consolidated Financial Statements, including the notes thereto, included elsewhere in this Form 10-K.

Overview

     We are a leading integrated media company focused on providing content and information-related-services to the legal industry. We publish: national and regional periodicals and newspapers with both general and specialized legal content; books, including hardcover treatises and hard- and soft-cover trade books on a broad array of legal topics; newsletters that cover specialized legal practice areas; and directories used by legal professionals. Online, our web site, www.law.com and its linked web sites, provide legal professionals practice information, classified advertising, continuing legal education (“CLE”) and access to our publications. Our VerdictSearch® division is a leading source for news and research on verdicts and settlements. Our research division publishes custom and standardized business reports on major law firms and industry trends. Under the LegalTech® and other trade names, we produce conferences and tradeshows relating to law practice technology and seminars for lawyers and professionals in related fields.

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

     In 2001, we recorded a $1.4 million gain as a component of interest expense related to our interest rate swap because our swap did not qualify for hedge accounting.

     Effective May 1, 2002, Holdings acquired Law.com, a provider of web content and seminars for the legal industry. Prior to Holdings’ acquisition of Law.com, Law.com’s RealLegal applications services business was spun off to Law.com shareholders as a new entity, RealLegal, LLC. Holdings acquired Law.com through the acquisition of all of the 1,707,790 shares of outstanding common stock of Law.com from its shareholders in exchange for an aggregate of 120,030 shares of Holdings’ common stock, par value $0.01 per share. Law.com and Holdings share substantially all of the same common stockholders. The amount of consideration was determined based on independent third party valuations undertaken in March 2002 of Holdings’ equity and of the Web content and seminar business of Law.com. The acquired businesses include practice centers for specialty law practice areas, state Web sites and information sites for in-house counsel, law students and legal technology professionals. The acquisition was accounted for under the purchase method of accounting and the results of operations have been included in the financial statements since the date of acquisition.

     Upon our acquisition of Law.com, Holdings contributed all of the outstanding shares of common stock of Law.com to us as a capital contribution. Law.com operates as our subsidiary.

     During July 2002, our interest rate swap agreement which converted our fixed rate interest on our $175.0 million 9¾% Senior Notes (the “Notes”) to a variable rate interest was terminated. With the mutual release of this agreement, we received a settlement of $500,000. The total net gain for the year ended December 31, 2003, including the termination settlement totaled $421,000 reported in earnings as a component of interest expense because the swap did not qualify for hedge accounting.

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

     During the fourth quarter of 2002, we completed our annual impairment review under the new accounting rules for goodwill and other intangible assets which was adopted January 1, 2002. As a result of our review, we recorded an impairment for goodwill and our trademark intangible, all of which was generated from our acquisition of Law.com. The impairment totaled $19.5 million and is reflected as a component of operating expense in our Consolidated Statement of Operations for 2002.

     During the fourth quarters of 2002 and 2003, we recorded a loss of $0.3 million and $0.2 million, respectively, related to the sublease of our excess building space at our corporate headquarters at a rate lower than our lease term. This loss is reflected as a component of other expenses in our Consolidated Statement of Operations for 2002 and 2003.

     In the second quarter of 2003, we included in depreciation, amortization and other charges a $1.5 million adjustment to write-off certain leasehold improvements and furniture relating to office space abandoned. The lease was obtained in connection with our acquisition of Law.com on May 1, 2002.

     GAAP refers to accounting principles generally accepted in the United States of America. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), management discusses financial measures in accordance with GAAP and also on a non-GAAP basis. All references in this MD&A to EBITDA (earnings before income taxes, depreciation, amortization and other charges) (“EBITDA”) are to a non-GAAP financial measure. EBITDA for prior years has been restated to conform to this definition. For comparative purposes, we excluded from EBITDA in 2002, the impairment charge recorded in that period. We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period, the results from ongoing operations in a more meaningful and consistent manner. Reconciliations of GAAP to non-GAAP financial measures are included on page 22.

     The following table presents the results of operations (in thousands) for the years ended December 31, 2001, 2002 and 2003.

	Years Ended December 31,
	2001	2002	2003
Operating Data:
Revenues:
Periodicals:
Advertising	$85,206	$76,702	$76,682
Subscription	23,248	23,787	24,742
Ancillary products and services	37,379	32,460	34,850

Total revenues	145,833	132,949	136,274

Operating expenses:
Editorial	23,000	21,412	20,695
Production and distribution	30,766	27,254	24,948
Selling	28,436	26,535	27,309
General and administrative	39,542	35,161	33,638
Impairment of goodwill and intangibles	—	19,521	—
Depreciation, amortization and other charges	29,900	16,507	14,271

Total operating expenses	151,644	146,390	120,861

Operating (loss) income	(5,811)	(13,441)	15,413

Interest expense	(18,466)	(19,108)	(19,819)
Other (expense) income	(5,436)	356	(545)
Benefit for income taxes	11,804	9,908	1,420

Net loss	$(17,909)	$(22,285)	$(3,531)

Results of Operations

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Overview. Total revenues increased $3.4 million, or 2.5%, from $132.9 million for the year ended December 31, 2002 to $136.3 million for the year ended December 31, 2003. Total operating expenses decreased $25.5 million, or 17.4%, from $146.4 million for the year ended December 31, 2002 to $120.9 million for the year ended December 31, 2003. As a result, operating income increased $28.8 million from a loss of $13.4 million for the year ended December 31, 2002 to a profit of $15.4 million for the year ended December 31, 2003. EBITDA increased $6.2 million, or 27.0%, from $22.9 million for the year ended December 31, 2002 to $29.1 million for the year ended December 31, 2003. Net loss totaled $3.5 million for the year ended December 31, 2003 as compared to a net loss of $22.3 million for the year ended December 31, 2002.

     Revenues. Revenues increased $3.4 million, or 2.5%, from $132.9 million for the year ended December 31, 2002 to $136.3 million for the year ended December 31, 2003. Revenue growth for the year ended December 31, 2003 compared to the year ended December 31, 2002 reflects revenues recorded in our Law.com subsidiary of $4.9 million as compared to $3.0 million for the year ended December 31, 2002. In addition, the results for the year ended December 31, 2003 include revenues from Law.com for the entire period, while the results for Law.com for the year ended December 31, 2002 only include revenues subsequent to the May 1, 2002 acquisition date. For the year ended December 31, 2003 compared to the year ended December 31, 2002, revenues increased in all categories except barter transactions where we exchanged advertising services for an equity interest in certain companies, along with a decrease in classified advertising and newsletter revenues.

     Advertising revenues remained flat at $76.7 million for the year ended December 31, 2003 compared to the year ended December 31, 2002. Higher revenues were recorded in display (excluding barter transactions), law firm, legal notice and directory advertising of $1.0 million, $0.6 million, $0.2 million and $0.3 million, respectively, for the year ended December 31, 2003 as compared to the year ended December 31, 2002. The increase in the above-mentioned categories resulted primarily from increased volume in certain of our print publications along with higher revenues in our Law.com subsidiary. The results for the year ended December 31, 2003 include Law.com revenues for the entire period, while the results for the year ended December 31, 2002 only include revenues subsequent to the May 1, 2002 Law.com acquisition date. These increases were partially offset by $1.0 million of advertising revenues recorded in the year ended December 31, 2002 associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies with no like revenue recorded during the same period in 2003. In addition, classified advertising revenues showed year-over-year declines of $1.1 million, primarily in attorney help wanted advertising as our publications continued to reflect the fact that law firms have not increased their hiring needs.

     Subscription revenues increased $0.9 million, or 4.0%, from $23.8 million for the year ended December 31, 2002 to $24.7 million for the year ended December 31, 2003. Subscription revenue in the print publications increased $0.6 million resulting from our increased investments in marketing and an increase of $0.4 million resulting from the acquisition of Law.com.

     Revenues from ancillary products and services increased $2.4 million, or 7.4%, from $32.5 million for the year ended December 31, 2002 to $34.9 million for the year ended December 31, 2003. The increase in revenues resulted primarily from higher sales of reprints, royalty and licensing fees, book sales and phone and web research revenue. This growth resulted as we increased our sales force and included new products in both our royalty licensing contracts and database for phone and web searches. In addition, book sales grew as we increased our direct marketing efforts. These increases were partially offset by lower newsletter sales as we discontinued several of our lower margin newsletters.

     Operating expenses. Total operating expenses declined $25.5 million, or 17.4%, from $146.4 million for the year ended December 31, 2002 to $120.9 million for the year ended December 31, 2003. Excluding the $19.5 million goodwill and intangible impairment charge related to our acquisition of Law.com, lower operating expenses were realized during the year ended December 31, 2003 as compared to the year ended December 31, 2002, primarily through lower production and distribution expenses, editorial expenses and general and administrative expenses resulting from savings from our cost containment and restructuring efforts in 2002, as well as a decrease in depreciation and amortization expense. These savings were partially offset by an increase in selling expenses of $0.8 million, primarily attributable to Law.com. In addition, the results for the year ended December 31, 2003 include Law.com’s expenses for the entire period, while the results for Law.com for the same period in 2002 only include expenses subsequent to the May 1, 2002 acquisition date.

     Editorial expenses decreased $0.7 million, or 3.3%, from $21.4 million for the year ended December 31, 2002 to $20.7 million for the year ended December 31, 2003. The decrease in editorial expenses primarily resulted from realized savings in salaries and related taxes and employee benefits from restructuring efforts initiated in 2002. These decreases were partially offset by an increase in outside editorial costs in our print publications.

     Production and distribution expenses decreased $2.4 million, or 8.5%, from $27.3 million for the year ended December 31, 2002 to $24.9 million for the year ended December 31, 2003. These decreases were due primarily from lower paper, printing, fulfillment and other production costs, a decrease in salaries and related taxes and employee benefits and other realized savings from our cost containment and restructuring efforts initiated in 2002. In addition, book production costs decreased primarily attributable to an increase in 2002 of our inventory reserve for our planned destruction of obsolete book inventory as we move toward a print on demand inventory model. These decreases were partially offset by an increase in trade show and seminar production costs directly related to an increase in related revenue.

     Selling expenses increased $0.8 million, or 2.9%, from $26.5 million for the year ended December 31, 2002 to $27.3 million for the year ended December 31, 2003. Law.com’s selling expenses increased $1.7 million, which includes expenses for the year ended

December 31, 2003. While the results for Law.com for the same period in 2002 includes expenses subsequent to the May 1, 2002 acquisition date. In addition, our print publications had increases in direct mail costs, salaries and related taxes and employee benefits and in consulting and outside service costs. These increases were partially offset by expense reductions as our national sales force shifted and increased their efforts in selling online products for Law.com.

     General and administrative expenses decreased $1.6 million, or 4.3%, from $35.2 million for the year ended December 31, 2002 to $33.6 million for the year ended December 31, 2003. This decrease resulted primarily from lower salary and related taxes and employee benefits, lower legal fees, a net reduction in our provision for uncollectible accounts due to an improvement in our accounts receivable aging performance, lower management consulting and professional fees and other realized savings from our cost containment and restructuring efforts initiated in 2002. These decreases were partially offset by an increase in other taxes.

     Depreciation and amortization expenses decreased $2.2 million, or 13.5%, from $16.5 million for the year ended December 31, 2002 to $14.3 million for the year ended December 31, 2003. This decrease resulted primarily from lower amortization and depreciation expense recorded during the year ended December 31, 2003 as compared to the year ended December 31, 2002 due to certain non-compete and other intangible assets and certain capital assets being fully amortized or depreciated by the end of 2002. This was partially offset by an adjustment to write-off $1.5 million of leasehold improvements and furniture related to office space abandoned during a prior quarter. The lease was obtained in connection with our acquisition of Law.com on May 1, 2002.

     Operating income. As a result of the above factors, our operating income increased $28.8 million, from a $13.4 million loss for the year ended December 31, 2002 to a $15.4 million profit for the year ended December 31, 2003.

     Interest expense. Total interest expense increased $0.7 million, from $19.1 million for the year ended December 31, 2002 to $19.8 million for the year ended December 31, 2003. This increase was primarily due to an increase in the average carrying balance on our revolving credit facility with GECC, a higher average interest rate and increased amortization of the deferred financing charge on our GECC revolving credit facility for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Partially offsetting these increases was a reduction of interest expense of $0.4 million related to a gain recorded on our outstanding interest rate swap agreement in 2002.

     Other expense. Other expense totaled $0.5 million the year ended December 31, 2003 as compared to other income of $0.4 million for the year ended December 31, 2002. In 2003, we recorded $0.4 million in expenses from an unsuccessful acquisition attempt and $0.2 million in expenses from a loss we recorded in the fourth quarter of 2003 related to the sublease of our excess building space at our corporate headquarters at a rate lower than our lease term. During the third quarter of 2002, we amended an existing advertising agreement, which limited our advertising obligation to advertisements already placed in our publications prior to the amendment. In exchange for the future advertising, we had previously received an equity interest in the advertiser. This equity interest was written off as other loss in 2001. As a result, with the elimination of any future obligation to this advertiser, we recorded in 2002 in other income $0.9 million, equal to the amount of the reduction in advertising obligation with no like income recorded in 2003. Partially offsetting this income in 2002 was a loss of $0.1 million, recorded in the second quarter of 2002, for the write-off of the remaining unamortized deferred financing costs resulting from the payoff of our old revolving line of credit. During the fourth quarter of 2002, we also recorded a loss of $0.3 million related to the sublease of our excess building space at our corporate headquarters at a rate lower than our lease term.

     Income tax benefit. Income tax benefit decreased $8.5 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002. Income tax benefit for 2002 and 2003 reflects the tax effect of the pretax loss recognized for those periods.

     Net loss. As a result of the above factors, our net loss narrowed $18.8 million from a loss of $22.3 million for the year ended December 31, 2002 to a net loss of $3.5 million for the year ended December 31, 2003.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     The financial results for the year ended December 31, 2002, include the acquisition of Law.com on May 1, 2002, since the date of acquisition.

     Overview. Total revenues decreased $12.9 million, or 8.8%, from $145.8 million for the year ended December 31, 2001 to $132.9 million for the year ended December 31, 2002. Total operating expenses decreased $5.2 million, or 3.5%, from $151.6 million for the year ended December 31, 2001 to $146.4 million for the year ended December 31, 2002. As a result, the operating loss increased $7.6 million from a loss of $5.8 million for the year ended December 31, 2001 to a loss of $13.4 million for the year ended December 31, 2002. EBITDA increased $4.2 million, or 23.0%, from $18.7 million for the year ended December 31, 2001 to $22.9 million for the year ended December 31, 2002. Net loss totaled $22.3 million for the year ended December 31, 2002 as compared to a net loss of $17.9 million for the year ended December 31, 2001.

     Revenues. Revenues decreased $12.9 million, or 8.8%, from $145.8 million for the year ended December 31, 2001 to $132.9 million for the year ended December 31, 2002. Advertising revenues decreased $8.5 million, or 10.0%, from $85.2 million for the year ended December 31, 2001 to $76.7 million for the year ended December 31, 2002. Revenue declines for the year ended December 31, 2002 compared to the year ended December 31, 2001 reflect the impact of the continued economic slowdown within the advertising industry which has resulted in reduced advertising revenues, book and newsletter revenues, and declines in sponsorship and attendance revenue from seminars and trade shows. In addition, due to the sale of our Florida printing operations during the third quarter of 2001, no commercial printing revenue was recorded in 2002 as compared to $1.4 million in 2001. Due to our acquisition of Law.com, our licensing agreement with it was terminated, resulting in lower royalty fees and the elimination of editorial content fees of $1.5 million. This decrease in content fees was partially offset by revenues recorded in our Law.com subsidiary.

     Advertising revenues decreased $8.5 million, or 10.0% from $85.2 million for the year ended December 31, 2001 to $76.7 million for the year ended December 31, 2002. The decline in advertising revenues primarily resulted from a decrease in display, classified, and legal notice advertising resulting from the continuation of the depressed advertising environment experienced throughout 2001 and 2002. Display and classified advertising were the largest contributors to this decline with a decrease of $5.1 million, or 19.6%, and $3.8 million, or 16.7%, respectively. In both periods, display advertising revenue includes revenue related to certain barter transactions in which we exchanged advertising services for an equity interest in certain companies. Revenues associated with these transactions decreased from $5.4 million for the year ended December 31, 2001 to $2.0 million for the year ended December 31, 2002. In addition, declines in display and classified advertising revenues occurred across virtually all of our publications. The reduction in classified advertising revenue is directly attributable to the reduction of attorney help wanted advertising due to fewer jobs being available due to the poor economic climate. Legal notice advertising revenues also declined $0.8 million, or 3.7%. Partially offsetting these declines were strong growth in our directory revenues, which grew $1.2 million, or 69.3%, from $1.8 million for the year ended December 31, 2001 to $3.0 million for the year ended December 31, 2002. This increase resulted primarily from growth in our expert witness and corporate counsel divisions and also from the acquisition of Law.com.

     Subscription revenues increased $0.6 million, or 2.3%, from $23.2 million for the year ended December 31, 2001 to $23.8 million for the year ended December 31, 2002. An increase of $0.7 million resulted from the acquisition of Law.com. This increase was partially offset by a decrease of $0.1 million in the remaining publications.

     Revenues from ancillary products and services decreased $5.0 million, or 13.2%, from $37.4 million for the year ended December 31, 2001 to $32.4 million for the year ended December 31, 2002. The decline in revenues from ancillary products and services resulted primarily from a decline of trade show and seminar revenues of $2.0 million, or 27.6%, due to lower attendance in 2002 shows and seminars, fewer show sponsorships and the reduction in the total number of shows in 2002, lower commercial printing revenues in 2002 of $1.4 million due to the sale of our Florida printing operations in the third quarter of 2001, a decline of $1.7 million in royalty fees and the elimination of editorial content fees due to the acquisition of Law.com and fewer book and newsletter sales. These decreases were partially offset by increases in other royalties and in phone and web search revenue.

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

     Editorial expenses decreased $1.6 million, or 6.9%, from $23.0 million for the year ended December 31, 2001 to $21.4 million for the year ended December 31, 2002. The decrease in editorial expenses primarily resulted from restructuring in 2001 and 2002, continued cost containment efforts and expense reductions directly related to the decreased revenue from our licensing and research division. These decreases were partially offset by editorial expenses in 2002 at Law.com of $0.6 million with no like costs incurred in 2001. In addition, our expert witness and litigation services division’s editorial expenses experienced increases that were directly related to increases in related revenues.

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

     Interest expense. Total interest expense increased $0.6 million, from $18.5 million for the year ended December 31, 2001 to $19.1 million for the year ended December 31, 2002. In 2001, we recorded a $1.4 million gain as a component of interest expense related to our interest rate swap as compared to a gain of $0.4 million for the year ended December 31, 2002. In addition, we recorded additional amortization of the deferred financing charge on our GECC revolving credit facility in 2002. Partially offsetting these increases was a reduction in interest on the revolving credit facility due to lower average interest rates.

     Other income. Other income increased $5.8 million, from a loss of $5.4 million for the year ended December 31, 2001, to income of $0.4 million the year ended December 31, 2002. During the third quarter of 2002, we amended an existing advertising agreement, which limited our advertising obligation to advertisements already placed in our publications prior to the amendment. In exchange for the future advertising, we had previously received an equity interest in the advertiser. This equity interest was written off as other loss in 2001. As a result, with the elimination of any future obligation to this advertiser, we recorded in 2002 in other income $0.9 million, equal to the amount of the reduction in advertising obligation with no like income recorded in 2001. Partially offsetting this income in 2002 was a loss of $0.1 million, recorded in the second quarter of 2002, for the write-off of the remaining unamortized deferred financing costs resulting from the payoff of our old revolving line of credit. During the fourth quarter of 2002, we recorded a loss of $0.3 million related to the sublease of our excess building space at our corporate headquarters at a rate lower than our lease term. During the second quarter of 2001, we wrote-off certain available for sale investments as the decline in value of these investments has been deemed to be other than temporary. This write-down of $4.7 million has been included in other expense with no like expense in 2002. During the third quarter of 2001, we sold certain assets associated with our printing facility in Florida. We included in other expense a net loss of approximately $0.8 million from the sale of these assets and other costs directly associated with the transaction.

     Income tax benefit. Income tax benefit decreased $1.9 million for the year ended December 31, 2002 as compared to the year ended December 31, 2001. Income tax benefit for 2001 and 2002 reflects the tax effect of the pretax loss recognized for those periods.

     Net loss. As a result of the above factors, our net loss increased $4.4 million from a loss of $17.9 million for the year ended December 31, 2001 to $22.3 million for the year ended December 31, 2002.

Operating Segments

     Operating segments represent components of our business that are evaluated regularly by chief operating decision makers in assessing performance and resource allocation. We have determined that our reportable segments consist of our regional newspapers (the “Regional Newspapers”), national businesses (the “National Businesses”) and our online business, Law.com (“Online”). We have also reflected unallocated costs related to our corporate and administrative functions as a separate unit (“Corporate”) so as not to distort our other segments.

     For the years presented herein, the Regional Newspapers are comprised of the following: New York Law Journal; The National Law Journal; and fifteen other daily and weekly regional newspapers. The economic characteristics, products, services, production processes, customer type and distribution methods are substantially similar.

     The National Businesses are comprised of the following: our magazine group which includes The American Lawyer and eight other magazines; our newsletters, our hard and soft cover books; our trade shows and seminars; our licensing and syndication business; our litigation services division, our international operations and our MA3000 business. These businesses share substantially the same customer type and geographic regions.

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

Regional Newspapers

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     Revenues. Revenues for our Regional Newspapers decreased $1.4 million, or 1.6%, from $87.0 million for the year ended December 31, 2002 to $85.6 million for the year ended December 31, 2003. Advertising revenues in our Regional Newspapers decreased $2.1 million, or 3.5%, from $58.1 million for the year ended December 31, 2002 to $56.0 million for the year ended December 31, 2003. The decrease was due primarily to lower classified advertising revenues of $1.6 million primarily in attorney help wanted advertising as our publications continue to experience the effects of a weak economy. In addition, advertising revenue decreased $0.7 million associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies. Law firm advertising also decreased $0.3 million. These decreases were partially offset by increases in display and legal notice advertising revenues of $0.6 million, subscription revenues of $0.4 million, royalty and licensing fees of $0.2 million and sales of reprints of $0.1 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002.

     Operating expenses. Total operating expenses for our Regional Newspapers declined $3.1 million, or 5.1%, from $61.3 million for the year ended December 31, 2002 to $58.2 million for the year ended December 31, 2003. Cost of goods sold decreased primarily due to lower paper, printing, fulfillment and other production costs resulting from realized savings from our continued cost containment efforts. Selling costs decreased due to lower print and radio advertising expenses. General and administrative expenses decreased primarily due to lower allocated corporate overhead expenses as our overall corporate expenses declined. This decrease was realized from corporate expense reductions resulting from continued cost containment and also from restructuring efforts initiated in 2002. Salary and related taxes and employee benefits also declined due to restructuring efforts in 2002.

     Operating income. Operating income for our Regional Newspapers increased $1.8 million from $25.7 million for the year ended December 31, 2002 to $27.5 million for the year ended December 31, 2003. EBITDA increased $1.7 million, or 6.2%, from $26.5 million for the year ended December 31, 2002 to $28.1 million for the year ended December 31, 2003.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Revenues. Revenues for our Regional Newspapers decreased $8.2 million, or 8.6%, from $95.2 million for the year ended December 31, 2001 to $87.0 million for the year ended December 31, 2002. Advertising revenues in our Regional Newspapers decreased $7.0 million, or 10.8%, from $65.1 million for the year ended December 31, 2001 to $58.1 million for the year ended December 31, 2002. Revenue declines for the year ended December 31, 2002 compared to the year ended December 31, 2001 reflect the impact of the continued economic slowdown within the advertising industry, which has resulted in reduced advertising revenues primarily within the classified and display advertising categories. In addition, due to the sale of our Florida printing operations during the third quarter of 2001, no commercial printing revenue was recorded in 2002 as compared to $1.4 million in 2001. These decreases were partially offset by an increase in our Pennsylvania newspapers’ royalty revenue due to a more favorable contract, which began in late 2001.

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

     Operating income. Operating income for our Regional Newspapers decreased $0.8 million from $26.5 million for the year ended December 31, 2001 to $25.7 million for the year ended December 31, 2002. EBITDA decreased $1.0 million, or 3.6%, from $27.5 million for the year ended December 31, 2001 to $26.5 million for the year ended December 31, 2002.

National Businesses

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     Revenues. Revenues for our National Businesses increased $2.8 million, or 6.6%, from $43.0 million for the year ended December 31, 2002 to $45.8 million for the year ended December 31, 2003. Advertising revenues for our National Businesses increased $1.0 million, or 6.1%, from $16.8 million for the year ended December 31, 2002 to $17.8 million for the year ended December 31, 2003. Display advertising revenue associated with certain barter transactions where we exchanged advertising services for an equity interest in certain companies declined $0.3 million. This decrease was offset by increases in law firm and directory advertising revenues as well as subscription revenues. In addition, ancillary revenues increased $1.6 million due primarily to higher sales of reprints, higher book sales, increases in phone and web research revenue in our litigation services business and increased licensing revenue. This was partially offset by decreases in newsletter revenue and seminar and trade show revenue.

     Operating expenses. Total operating expenses for our National Businesses declined $1.3 million, or 3.4%, from $37.3 million for the year ended December 31, 2002 to $36.0 million for the year ended December 31, 2003. Cost of goods sold decreased due primarily to lower printing and production costs resulting from our continued cost containment efforts. Selling expenses decreased due to continued cost containment efforts realized and expense reductions as our national sales force shifted and increased their efforts in selling online products for Law.com. In addition, selling expenses decreased due to lower allocated corporate overhead expenses. This decrease resulted from corporate expense reductions realized from continued cost containment and also from restructuring efforts initiated in 2002. Salaries and related taxes and employee benefits also decreased in both cost of goods sold and selling due to our restructuring efforts initiated in 2002. These decreases were partially offset by increases in direct mail efforts, due to our decision to invest additional resources in marketing in 2003 and also due to increases in contributing editor and research expenses.

     Operating income. Operating income for our National Businesses increased $4.1 million from $5.6 million for the year ended December 31, 2002 to $9.7 million for the year ended December 31, 2003. EBITDA increased $4.1 million, or 72.6%, from $5.7 million for the year ended December 1, 2002 to $9.8 million for the year ended December 31, 2003.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Revenues. Revenues for our National Businesses decreased $7.6 million, or 15.1%, from $50.6 million for the year ended December 31, 2001 to $43.0 million for the year ended December 31, 2002. Advertising revenues for our National Businesses decreased $3.4 million, or 16.7%, from $20.2 million for the year ended December 31, 2001 to $16.8 million for the year ended December 31, 2002. Revenue declines for the year ended December 31, 2002 compared to the year ended December 31, 2001 reflect the impact of the continued economic slowdown within the advertising industry that has resulted in reduced advertising revenues primarily within the display advertising category. In addition, seminar and trade show revenue decreased $2.5 million primarily due to declines in sponsorship and attendance revenues from seminars and trade shows. Other revenue declined due to a reduction of $1.7 million in royalty fees and the elimination of editorial content fees due to the acquisition of Law.com.

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

     Operating income. Operating income for our National Businesses decreased $1.4 million from $7.0 million for the year ended December 31, 2001 to $5.6 million for the year ended December 31, 2002. EBITDA decreased $1.5 million, or 21.0%, from $7.2 million for the year ended December 1, 2001 to $5.7 million for the year ended December 31, 2002.

Online

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     Our online business consists primarily of Law.com, a provider of web content and seminars for the legal industry whose businesses include practice centers for specialty law practice areas, state web sites and information sites for in-house counsel and legal technology professionals. Total revenues for Online for the year ended December 31, 2003 totaled $4.9 million, or 3.6%, of our revenues. As we acquired Law.com in May 2002, we do not have comparable year-over-year results for this segment. Operating expenses for Online totaled $9.1 million for the year ended December 31, 2003. As a result, the operating loss for Online was $4.3 million and EBITDA loss was $2.0 million for the year ended December 31, 2003. Included in operating expenses for the year ended December 31, 2003 is a $1.5 million charge to depreciation, amortization and other charges to write-off leasehold improvements and furniture relating to office space abandoned during a prior quarter. The lease was obtained in connection with our acquisition of Law.com.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Effective May 1, 2002, Holdings acquired Law.com, a provider of web content and seminars for the legal industry. The acquired businesses include practice centers for specialty law practice areas, state Web sites and information sites for in-house counsel, law students and legal technology professionals. Total revenues for Online from May 1, 2002, the date of acquisition, until December 31, 2002, totaled $3.0 million, or 2.2%, of our revenues. Operating expenses for Online totaled $25.6 million from May 1, 2002 until December 31, 2002. During the fourth quarter of 2002, we completed our annual impairment review under the new accounting rules for goodwill and other intangible assets effective January 1, 2002. As a result of our review, we recorded an impairment for goodwill and our trademark intangible all of which was generated from our acquisition of Law.com. The impairment totaled $19.5 million and is reflected as a component of operating expenses in our Consolidated Statement of Operations for 2002. As a result, operating loss was $22.6 million from the date of acquisition.

Liquidity and Capital Resources

     Net cash provided by operating activities. Net cash provided by operating activities totaled $7.8 million for the year ended December 31, 2003, which resulted primarily from depreciation, amortization and other charges of $14.3 million, an increase in accounts payable of $1.6 million, the amortization of non-cash interest of $1.0 million and an increase in other liability of $0.6 million. This was partially offset by a net loss of $3.5 million, a decrease in other accrued expenses of $3.2 million, a decrease in deferred income tax of $1.4 million, a decrease in deferred income of $1.3 million and an increase in accounts receivable of $0.3 million.

     Net cash used in investing activities. Net cash used in investing activities was $5.1 million for the year ended December 31, 2003, resulting from capital expenditures of $2.9 million, the purchase of a business totaling $1.8 million and deferred payments from acquisitions made in 2001 and 2002.

     Capital expenditures. Capital expenditures totaled $2.9 million for the year ended December 31, 2003 compared to capital expenditures of $3.0 million for the year ended December 31, 2002. Capital expenditures for the year ended December 31, 2003 included costs of $2.5 million attributed to hardware and software upgrades, database development and implementation of a disaster recovery system and $0.4 million attributed to leasehold improvements primarily in our Texas and NY corporate offices. Capital expenditures for 2002 primarily resulted from database development, enhancements to existing computer systems and renovations to our Georgia and Washington, D.C. offices.

     Net cash used in financing activities. Net cash used in financing activities totaled $1.9 million for the year ended December 31, 2003, which reflects the net paydown on our GECC Facility (see below under Material Financings).

     Liquidity. Our principal sources of funds are cash flows from operating activities, which may be supplemented by borrowings under our GECC Facility. The GECC Facility had $30.4 million outstanding as of December 31, 2003 and accrues interest as described in Note 14 to the Consolidated Financial Statements. For details relating to the terms of our GECC Facility entered into on May 1, 2002, see Note 14 to the Consolidated Financial Statements. We believe that these funds will be sufficient to meet our current financial obligations, which include the payment of interest on the $175,000,000 of the Notes due 2007, interest under our GECC Facility, working capital, capital expenditures and other obligations for the next 12 months. No assurance can be given, however, that this will be the case. Our future operating performance and ability to service or refinance our debt, meet future debt covenants, and to repay, extend or refinance any credit agreements to which we are a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Reconciliations of GAAP to Non-GAAP Financial Measures

     Reconciliations of GAAP to non-GAAP financial measures are provided below. We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period our results from ongoing operations in a more meaningful and consistent manner. For comparative purposes, we excluded from EBITDA in 2002 the impairment charge recorded in that period.

	Year Ended December 31,
Consolidated Reconciliation	2001	2002	2003
GAAP net loss	$(17,909)	$(22,285)	$(3,531)
Adjustments to arrive at operating loss:
Benefit for income tax	(11,804)	(9,908)	(1,420)
Interest expense	18,466	19,108	19,819
Other loss (income)	5,436	(356)	545

Operating (loss) income	(5,811)	(13,441)	15,413
Adjustments to arrive at EBITDA:
Depreciation and amortization	29,900	16,507	14,271
Impairment of goodwill and intangibles	—	19,521	—
Other (loss) income	(5,436)	356	(545)

EBITDA	$18,653	$22,943	$29,139

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

     On November 13, 2002, the GECC Facility was amended to clarify language in the GECC credit agreement, as well as to allow us to assume a lease by and between 1140 Associates, Inc. and Law.com. In addition, on February 27, 2003, the GECC Facility was amended to modify the covenants relating to the total leverage ratio, interest coverage ratio and fixed charge ratio until December 2004. These covenants now provide alternative compliance levels and associated incremental interest rates. In addition, the GECC facility was amended to allow for the Senior Discount Note transaction described in Recent Developments above. See – Significant Transactions. Also, on December 15, 2003, the GECC Facility was amended to consent to the acquisition of MA3000 and amend our terms of the lease by and between 1140 Associates, Inc. and Law.com.

     At December 31, 2003, the amount outstanding under the GECC Facility was $30.4 million. The available balance under the unused commitment reduced by letters of credit outstanding, totaled $7.5 million at December 31, 2003. A 10% increase in the average interest rate of borrowing under the GECC Facility during the year ended December 31, 2003 would have increased our net loss to approximately $3.7 million.

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

     In January 2004, we conducted a consent solicitation for holders of the Notes requesting consent to certain amendments to the indenture to permit the incurrence of additional secured indebtedness under a credit agreement. This solicitation expired according to its terms and no consents were accepted.

Contractual Obligations

     Contractual obligations as of December 31, 2003 were as follows (in thousands):

	Payment Due
					2008 and
	2004	2005	2006	2007	later years
Long term debt	$—	$—	$—	$205,400	$—
Noncancellable leases	6,265	6,400	6,146	5,378	9,816

Total	$6,265	$6,400	$6,146	$210,778	$9,816

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

Long-Lived Assets

     Goodwill and certain other intangible assets are tested for impairment in accordance with Statement of Financial Accounting Standards Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and all other long-lived assets are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

     Long-lived assets, including intangible assets, were $269.7 million, or 89% of total assets in our Consolidated Balance Sheet as of December 31, 2003. The annual impairment analysis is considered critical because of the significance of long-lived assets to our Consolidated Balance Sheet.

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

Income Taxes

     Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Income tax benefit was approximately $1.4 million in our Consolidated Statement of Operations for the year ended December 31, 2003. Net deferred tax assets were approximately $4.4 million and deferred tax liabilities were approximately $14.0 million as of December 31, 2003 (see Note 6 of the Notes to the Consolidated Financial Statements). We consider accounting for income taxes critical because we are required to make significant subjective judgments in developing our provision for income taxes, including the determination of deferred tax assets and liabilities, and any valuation allowances that may be required against deferred tax assets. Failure to achieve a forecast of taxable income may affect the ultimate realization of the net deferred tax assets.

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

     Accounts receivable allowances were approximately $2.6 million, or 14%, of accounts receivable in our Consolidated Balance Sheet as of December 31, 2003. Accounts receivable, net of allowances, was approximately $15.7 million, or 63%, of total current assets in our Consolidated Balance Sheet as of December 31, 2003. We consider accounting for accounts receivable allowances critical to all of our operating segments because of the significance of accounts receivable to our current assets and operating cash flow. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required, which could have a material effect on our Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We and Holdings have entered into a GECC Facility. Each revolving loan within the GECC Facility bears interest on the outstanding principal amount from the borrowing date until it becomes due at a rate per annum equal to the “Base Rate” or the Eurodollar rate plus the “Applicable Margin”. The Applicable Margin varies depending on our total leverage ratio. As of March 23, 2004, the Applicable Margin was 3.25% for Base Rate loans and 4.75% for Eurodollar rate loans. The Base Rate is the higher of the Bank of America publicly announced “Reference Rate” or the Federal Funds rate plus 0.5%. The amount outstanding under the GECC Facility was $30.4 million at December 31, 2003. The blended interest rate at December 31, 2003 was 6.0%. A 10% increase in the average rate during 2003 would have increased our net loss to approximately $3.7 million.

Item 8. Financial Statements and Supplementary Data

     See Index to Financial Statements and Exhibits, which appears on Page F-1 hereof.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a – 14(c) and 15-d – 14(c) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

     (b) Changes In Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART III

Item 10. Directors, Executive Officers and Key Employees of the Registrant

     The following table sets forth certain information regarding each of the executive officers and directors of us and Holdings as of March 23, 2004.

Name	Age	Position
Executive Officers and Directors of us and
Holdings

Bruce Wasserstein	56	Chairman of the Board
William L. Pollak	48	President, Chief Executive Officer and Director
Anup Bagaria	31	Vice President and Director
Michael J. Biondi	46	Director
Donald G. Drapkin	57	Director
George L. Majoros, Jr.	42	Director
Andrew G.T. Moore, II	62	Director
Jack Berkowitz	57	Senior Vice President
Eric F. Lundberg	46	Vice President, Chief Financial Officer
Stacey Artandi	38	Vice President, Online Publishing
Sara Diamond	45	Vice President, Book and Directory Publishing
Allison C. Hoffman	33	Vice President, General Counsel and Secretary
Iain Murray	36	Vice President, Information Systems
Kevin Vermeulen	40	Vice President, Group Publisher

     On December 31, 2003, Robert C. Clark resigned as a director of us and of Holdings. Stephen C. Jacobs’ last day of employment as Vice President, Chief Financial Officer of us and of Holdings was on December 31, 2003.

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

     We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other senior financial officers. The current version of this code of ethics has been filed as an exhibit to this form 10-K. The Board of Directors has determined that it does not have an audit committee financial expert. As we do not have publicly traded equity securities outstanding, we are not required to have an audit committee financial expert.

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

     Michael J. Biondi has served as a Director of us and Holdings since both our and its founding in December 1997. He is Chairman of Investment Banking of Lazard Fréres & Co. LLC. Previously, Mr. Biondi was Chairman and Co-Chief Executive Officer of Dresdner Kleinwort Wasserstein of the Americas, and prior to that, Chairman and Chief Executive Officer of Wasserstein Perella & Co., Inc. Mr. Biondi holds M.B.A. and J.D. degrees from the Wharton School and the University of Pennsylvania Law School, respectively. Prior to joining Wasserstein Perella & Co., Mr. Biondi was a member of the First Boston Mergers & Acquisitions Group, and practiced law at Skadden, Arps, Slate, Meagher & Flom LLP.

     Donald G. Drapkin has served as a Director of us and Holdings since our and its founding in December 1997. He has been a Director and Vice Chairman of MacAndrews & Forbes Holdings Inc. and various of its affiliates since 1987. Prior to joining MacAndrews & Forbes, Mr. Drapkin was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP for more than five years. Mr. Drapkin is also a Director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934, as amended: Anthracite Capital, Inc., The Molson Companies Limited, Playboy Enterprises, Inc., Revlon Consumer Products Corporation, Revlon, Inc. and SIGA Technologies, Inc.

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

     Andrew G. T. Moore, II has served as a Director of us and Holdings since our and its founding in December 1997. He is a senior advisor to Dresdner Kleinwort Wasserstein and, from 1994 until 2002, was a senior managing director of the firm. Justice Moore is also a former Justice of the Delaware Supreme Court. Justice Moore served on the Delaware Supreme Court for 12 years until 1994, when he joined Wasserstein Perella & Co. Justice Moore has served as the Lehmann Distinguished Visiting Professor of Law at Washington University in St. Louis. He has also served as an adjunct professor of law at the Georgetown University Law Center, University of Iowa College of Law and Widener University School of Law, where he taught seminars in advanced corporation law. He also teaches comparative principles of international corporation law at the Tulane University Institute of European Legal Studies in Paris, and has been a guest lecturer at various law schools and national corporate law programs in the United States, Canada and Europe.

     Jack Berkowitz has served as Senior Vice President of us and Holdings since August 2002 and Vice President, Strategic Planning of us and Holdings since January 1999. Prior to joining us, Mr. Berkowitz served as a consultant to us during 1998. Mr. Berkowitz is a 30-year veteran of the publishing industry. As a consultant, in addition to us, his client roster has included Cowles Business Media, Hearst Magazines, Time Inc., The Rockefeller Associates, Associated Newspapers and Adweek. Mr. Berkowitz had previously served as Executive Vice President of the Village Voice, President and Publisher of NewsInc. and President of The Nation.

     Eric F. Lundberg has served as Vice President, Chief Financial Officer of us and Holdings since January 1, 2004. Prior to that, he was Vice President of Finance of us and Holdings since August 2001. Prior to that he was the Publisher of Texas Lawyer, and prior to that held a number of financial positions with us and our predecessor, most recently as Corporate Controller and Director of Financial Planning since November 1995.

     Stacey Artandi has served as Vice President, Online Publishing, for us and Holdings since September 2003. From March 2002 until September 2003, Ms. Artandi was a partner at Propeller LLC, a media and technology consulting firm. From January 2000 until March 2002, Ms. Artandi served as Vice President of Marketing and Business Development at There, a start-up company focused on next-generation communications, community and e-commerce services. Prior to that, she served as Vice President/General Manager, Local Online Services for Infoseek/Disney’s Go Network and Vice President, Development for New Century Network, Inc., an alliance of online sites backed by leading newspaper publishers.

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

     Kevin Vermeulen has served as Vice President, Group Publisher of us and Holdings since May 1999, and served as Vice President, National Advertising from 1998 - 1999. Prior to that he was a Vice President of Sales for National Law Publishing Company, Inc., one of our predecessors, which he joined in October 1992.

Item 11. Executive Compensation

     The following Summary Compensation Table includes individual compensation information for the Chief Executive Officer and certain other executive officers of us and Holdings for the year ended December 31, 2003 (collectively, the “Named Executive Officers”) for services rendered in all capacities to us and Holdings during the year ended December 31, 2003. All numbers relating to option grants relate to options to purchase shares.

Summary Compensation Table

		Annual Compensation
					Long Term Compensation
				Other	Restricted	Securities
				Annual	Stock	Underlying	LTIP	All Other
Name and		Salary	Bonus	Compensation	Awards	Options/	Payouts	Compensation
Principal Position	Year	($)	($)	($)	($)	Sales(1)	($)	($)
William Pollak	2003	460,000	75,000	—	—	14,216	—	—
President and Chief	2002	460,000	—	—	—	—	—	—
Executive Officer	2001	456,136	—	—	—	—	—	126,788 (2)
Jack Berkowitz	2003	288,750	25,000	—	—	155	—	—
Senior Vice President	2002	288,750	—	—	—	—	—	—
	2001	288,750	15,000	—	—	600	—	—
George Dillehay	2003	275,625	35,000	—	—	3	—	—
Publisher, New York	2002	275,625	—	—	—	—	—	—
Law Journal	2001	266,875	19,060	—	—	—	—	—
Stephen Jacobs(3)	2003	275,000	—	—	—	2,801	—	—
Vice President,	2002	275,000	—	—	—	—	—	—
Chief Financial	2001	261,230	49,258	—	—	900	—	—
Officer
Kevin Vermeulen	2003	255,000	35,000	—	—	—	—	—
Vice President,	2002	255,000	50,000	—	—	—	—	—
Group Publisher	2001	205,000	80,000	—	—	—	—	—

(1)	Each of these options is exercisable for a share of Holdings’ common stock.

(2)	Represents payments made by us to Mr. Pollak pursuant to the terms of his employment agreement to reimburse him for the value of options forfeited upon his resignation from his former employer.

(3)	Mr. Jacobs’ last day of employment with us and Holdings was December 31, 2003.

     The following table provides information on option grants in 2003 by us to each of the named executive officers.

	Number of	Percent of Total
	Securities	Options Granted			Grant Date
	Underlying	To Employees in	Exercise Price	Expiration	Present Value
Name	Options Granted (1)	Fiscal Year (2)	($/Share)	Date	($) (3)
William Pollak	13,204	57.2%	$167.00	March 2013	$264,872
	1,012	4.4%	167.00	May 2013	22,224
Jack Berkowitz	155	0.7%	167.00	May 2013	3,404
George Dillehay	3	0.0%	167.00	May 2013	66
Stephen Jacobs (4)	2,801	12.1%	167.00	May 2013	62,223
Kevin Vermeulen	—	0.0%	—	—	—

(1)	Options vest over five years commencing in years two through five. Certain options granted in lieu of bonus in 2003 had immediate vesting. The number of options granted to the named executive officers with immediate vesting was as follows: William Pollak (1,012), Jack Berkowitz (155), George Dillehay (3) and Stephen Jacobs (821).

(2)	In 2003, we granted options to employees to purchase approximately 23,084 shares.

(3)	We use the minimum value option-pricing model to determine the value of each option on the date of the grant. The present value calculation of option grants for 2003 for the named executives are based on the following assumptions: risk free interest rates of 2.56 percent to 2.87 percent, expected life of 5 years and expected dividend yield of 0.00 percent.

(4)	Of the 2,801 options granted to Stephen Jacobs in 2003, 1,980 options were cancelled on December 31, 2003.

The following table provides information on option exercises with respect to Holdings’ common stock in 2003 by each of the named executives officers and the value of each such officers unexercised options at December 31, 2003.

			Number of
			Securities	Value of
			Underlying	Unexercised In-
			Unexercised	The-Money
			Options at Fiscal	Options at Fiscal
	Shares		Year-End (#)	Year-End
	Acquired	Value	(Exercisable /	(Exercisable /
	On Exercise	Realized	Unexercisable)	Unexercisable)
Name	(#)	($)	Sales	($) (1)
William Pollak	—	—	13,012/13,204	0
Jack Berkowitz	—	—	2,255/900	0
George Dillehay	—	—	1,203/600	0
Stephen Jacobs (2)	—	—	2,321/0	0
Kevin Vermeulen	—	—	1,800/0	0

(1)	The exercise prices of each of these options exceed the per share fair market value of the shares.

(2)	Of Stephen Jacobs’ outstanding options at December 31, 2003, 300 options and 1,200 options will be exercisable through July 1, 2004 and January 1, 2005, respectively. The remaining 821 options will be exercisable through May 1, 2013.

Employment Agreements

     William Pollak, our President and Chief Executive Officer, entered into an employment agreement with us for a five-year term terminating on March 9, 2008. The employment agreement provides for an annual salary of $460,000. In addition, the employment agreement provides for a bonus of between 50% and 150% of his salary, as determined by the Board of Directors, based on us achieving certain financial objectives. In addition, the employment agreement provides for an additional grant of options of Holdings to Mr. Pollak. Under the employment agreement, if Mr. Pollak’s employment is terminated by us without cause or by Mr. Pollak for good reason, Mr. Pollak will be entitled to (1) the amount of his salary accrued but unpaid through the termination date, (2) pro-rata bonus for the year of termination and (3) either (a) six months’ salary if the agreement is terminated for any other reason besides a change of control or (b) twelve months’ salary following a change of control. If the payment under the employment agreement subjects Mr. Pollak to “golden parachute” excise tax, the payments will be cut back to the safe harbor amount, but only if the cutback results in a higher after-tax payment to the executive after taking into account the excise tax that the executive would otherwise pay on the excess parachute amount.

     We have also entered into employment agreements with each of Jack Berkowitz, George Dillehay and Kevin Vermeulen. The agreements provide for varying bonuses and termination rights. Each agreement provides that if we terminate the executive’s employment without cause or the executive terminates his employment for good reason, the executive will be entitled to (1) the amount of his salary accrued but unpaid through the termination date, (2) pro-rata bonus for the year of termination and (3) six months’ salary if the agreement is terminated prior to the original expiration date. If the payments under the employment agreement subject the executive to “golden parachute” excise tax, the payments will be cut back to the safe harbor amount, but only if the cutback results in a higher after-tax payment to the executive after taking into account the excise tax that the executive would otherwise pay on the excess parachute amount.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     All of our outstanding shares are beneficially owned by Holdings. The following table sets forth certain information regarding beneficial ownership of Holdings as of December 31, 2003 by (i) each person (or group of affiliate persons) known by us to be the beneficial owner of more than 5% of the outstanding Common Stock of Holdings, (ii) each Director, Director nominee, our Chief Executive Officer and President and (iii) all of our directors and executive officers as a group.

		Percentage of
	Number of	Total Shares of
	Shares of	Common Stock
Name and Address of Beneficial Owner(1)	Common Stock	Outstanding
U.S. Equity Partners, L.P.(2)(3)	661,505	50.10%
U.S. Equity Partners (Offshore), L.P.(2)	170,230	12.89%
WP Employee Holdings LLC(2)	31,897	2.42%
WPPN, LP (2)	413,440	31.31%

Total	1,277,072	96.72%

(1)	The address for all of the beneficial owners is c/o Wasserstein & Co., L.P., 1301 Avenue of the Americas, 44th Floor, New York, New York 10019.

(2)	WP Management Partners, L.L.C. (“WPMP”) is the general partner of U.S. Equity Partners, L.P. (“USEP”) and U.S. Equity Partners (Offshore), L.P. (“USEP Offshore”). As a result, WPMP has voting and dispositive power with respect to the shares held by USEP and USEP Offshore. In addition, WPMP has voting and dispositive power with respect to the shares held by WP Employee Holdings LLC and WPPN, LP.

(3)	Includes approximately 2.6% of the issued and outstanding Common Stock held by a co-investor of USEP which has granted WPMP an irrevocable proxy to vote such shares of common stock.

     The following table provides our equity compensation plan information as of December 31, 2003. Under our stock option plan, Holdings’ common stock may be issued upon the exercise of options.

(c)
Number of securities
	(a)	(b)	remaining available for
	Number of securities to be	Weighted-average exercise	future issuance under equity
	issued upon exercise of	price of outstanding	compensation plans
	outstanding options,	options, warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a)
Equity compensation plans approved by security holders	86,114	$137.88	113,886

Total	86,114	$137.88	113,886

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

     Effective May 1, 2002 and amended December 31, 2003, RealLegal, LLC entered into an operating agreement (the “Operating Agreement”) with us. The Operating Agreement provides, among other things, for us to provide RealLegal, LLC with certain advertising, in exchange for a periodic payment by RealLegal, LLC comprised of equity in RealLegal, LLC. WPMP has waived the right to receive such fee in 2003.

Item 14. Principal Accountant Fees and Services

     Aggregate fees for professional services rendered for us and Holdings by Ernst & Young LLP as of or for the years ended December 31, 2003 and 2002 were (amounts in thousands):

	2003	2002
Audit fees	$465	$383
Audit related fees	100	7
Tax fees	685	243
Other	—	—

Total fees	$1,250	$633

     The audit fees for the years ended December 31, 2003 and 2002, respectively, were for professional services rendered for the audits of the consolidated financial statements of us and Holdings, subsidiary audits, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q.

     The audit related fees as of the years ended December 31, 2003 and 2002, respectively, were for assurance and related services associated with internal control reviews, mergers and acquisitions and due diligence.

     Tax fees as of the years ended December 31, 2003 and 2002, respectively, were for services related to tax compliance, tax planning and other consultations.

PART IV

Item 15. Financial Statement Schedules, Reports on Form 8-K and Exhibits

(a) Financial Statement Schedule

     Schedule II — Valuation and Qualifying Accounts. All other schedules have been omitted as the schedules are either not applicable, or the information has been otherwise provided in the Consolidated Financial Statements.

(b) Reports on Form 8-K

1.	We filed a report on Form 8-K, dated February 27, 2003, and filed February 28, 2003, announcing a waiver granted by the holders of our Discount Notes as well as an amendment to our credit facility with GE Corporate Finance.

2.	We filed a report on Form 8-K, dated and filed January 23, 2004, announcing a consent solicitation for our Discount Notes and our Notes.

3.	We filed a report on Form 8-K, dated and filed January 30, 2004, announcing an extension of the expiration date for the consent solicitation for our Discount Notes and our Notes.

4.	We filed a report on Form 8-K, dated and filed February 2, 2004, announcing an extension of the expiration date for the consent solicitation for our Discount Notes and our Notes.

5.	We filed a report on Form 8-K, dated and filed February 3, 2004, announcing an extension of the expiration date for the consent solicitation for our Discount Notes and our Notes.

6.	We filed a report on Form 8-K, dated and filed February 6, 2004, announcing an extension of the expiration date for the consent solicitation for our Discount Notes and our Notes.

7.	We filed a report on Form 8-K, dated and filed February 10, 2004, announcing amendments to the Discount Notes indenture and extension of the expiration date for the consent solicitation for our Discount Notes as well as the expiration of the consent solicitation for the Notes.

(c) Exhibits

     The exhibits listed on the Exhibit Index following the signature page hereof are filed herewith in response to this Item.

AMERICAN LAWYER MEDIA, INC. AND SUBSIDIARIES

Report of Independent Auditors

Board of Directors
America Lawyer Media, Inc.

We have audited the accompanying consolidated balance sheets of American Lawyer Media, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholder’s equity and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 8, 2002, expressed an unqualified opinion on those statements before the transitional disclosures described in Note 8, stock option disclosures described in Note 12 and segment information described in Note 15.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Lawyer Media, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, on January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

As discussed above, the consolidated financial statements of the Company for the year ended December 31, 2001, were audited by other auditors who have ceased operations. As described in Note 8, Note 12 and Note 15, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards Statement No. 142, “Goodwill and other Intangible Assets” which was adopted by the Company as of January 1, 2002, stock option disclosures required by Statement of Financial Accounting Standards Statement No. 123 and segment information disclosures required by Statement of Financial Accounting Standards Statements No. 131, respectively. In our opinion, the disclosures for 2001 in Note 8, Note 12 and Note 15 with respect to such transitional disclosures, stock option disclosures and segment information are appropriate. However, we were not engaged to audit, review, or apply any procedures to the consolidated financial statements of the Company for the year ended December 31, 2001 other than with respect to such transitional disclosures, stock option disclosures and segment information and, accordingly, we do not express an opinion or any other form of assurance on the consolidated financial statements for the year ended December 31, 2001 taken as a whole.

Ernst & Young LLP

New York, New York
March 5, 2004

     This is a copy of the audit report previously issued by Arthur Anderson LLP in connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Anderson LLP in connection with this filing on Form 10-K. The financial statements and schedule for the year then ended December 31, 2001, referred to in the report below, can be found on pages F-4 through F-22 in this annual report.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of American Lawyer Media, Inc.:

     We have audited the accompanying consolidated statements of operations, changes in stockholder’s equity and cash flows of American Lawyer Media, Inc. (a Delaware corporation) and subsidiaries for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Lawyer Media, Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

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

ARTHUR ANDERSEN LLP

New York, New York
March 8, 2002

AMERICAN LAWYER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
At December 31, 2003 and 2002
(In thousands, except share data)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$1,614	$824
Accounts receivable, net of allowance for doubtful accounts and returns of $2,582 and $2,589, respectively	15,657	15,801
Deferred tax assets, net	4,411	5,146
Inventories, net	592	621
Due from parent	54	735
Other current assets	2,385	2,537

Total current assets	24,713	25,664
Property, plant and equipment, net	8,386	11,417
Intangible assets, net	113,030	119,939
Goodwill, net	148,242	145,540
Deferred financing costs, net of accumulated amortization of $4,870 and $3,847, respectively	3,862	4,884
Other assets	5,380	5,299

Total assets	$303,613	$312,743

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$5,493	$3,899
Accrued expenses	10,271	11,448
Accrued interest payable	841	923
Deferred income (including deferred subscription income of $17,391 and $17,134, respectively)	20,752	22,170
Other current liabilities	—	379

Total current liabilities	37,357	38,819

Long term debt:
Revolving credit facility	30,400	32,300
Senior notes	175,000	175,000

Total long term debt	205,400	207,300
Deferred tax liability, net	13,978	16,133
Other liabilities	11,238	10,489

Total liabilities	267,973	272,741

Stockholder’s equity:
Common stock — $.01 par value; 1,000 shares authorized; 100 issued and outstanding	—	—
Paid-in-capital	149,488	150,253
Accumulated deficit	(112,260)	(108,729)
Accumulated other comprehensive loss	(1,588)	(1,522)

Total stockholder’s equity	35,640	40,002

Total liabilities and stockholder’s equity	$303,613	$312,743

The accompanying notes to the consolidated financial statements are an integral part of these statements.

AMERICAN LAWYER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001
NET REVENUES:
Periodicals:
Advertising	$76,682	$76,702	$85,206
Subscription	24,742	23,787	23,248
Ancillary products and services	34,850	32,460	37,379

Total net revenues	136,274	132,949	145,833

OPERATING EXPENSES:
Editorial	20,695	21,412	23,000
Production and distribution	24,948	27,254	30,766
Selling	27,309	26,535	28,436
General and administrative	33,638	35,161	39,542
Impairment of goodwill and intangibles	—	19,521	—
Depreciation, amortization and other charges	14,271	16,507	29,900

Total operating expenses	120,861	146,390	151,644

Operating income (loss)	15,413	(13,441)	(5,811)
Interest expense	(19,819)	(19,108)	(18,466)
Other (expense) income	(545)	356	(5,436)

Loss before income taxes	(4,951)	(32,193)	(29,713)
Benefit for income taxes	1,420	9,908	11,804

Net loss	$(3,531)	$(22,285)	$(17,909)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

AMERICAN LAWYER MEDIA, INC. AND SUBSIDIARIES

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Par Value	Capital	Deficit	Income	Total
BALANCE AT JANUARY 1, 2001	100	$—	$130,253	$(68,535)	$—	$61,718

Net loss	—	—	—	(17,909)	—	(17,909)
Unrealized gain on equity securities available for sale, net of taxes	—	—	—	—	17	17

Total comprehensive loss	—	—	—	—		(17,892)
BALANCE AT DECEMBER 31, 2001	100	—	130,253	(86,444)	17	43,826

Net loss	—	—	—	(22,285)	—	(22,285)
Unrealized loss on equity securities available for sale, net of taxes	—	—	—	—	(17)	(17)
Minimum pension liability	—	—	—	—	(1,522)	(1,522)

Total comprehensive loss	—	—	—	—	—	(23,824)
Capital contribution	—	—	20,000	—	—	20,000

BALANCE AT DECEMBER 31, 2002	100	—	150,253	(108,729)	(1,522)	40,002

Net loss	—	—	—	(3,531)	—	(3,531)
Unrealized gain on equity securities available for sale, net of taxes	—	—	—	—	90	90
Minimum pension liability	—	—	—	—	(156)	(156)

Total comprehensive loss	—	—	—	—	—	(3,597)
Return of capital	—	—	(765)	—	—	(765)

BALANCE AT DECEMBER 31, 2003	100	$—	$149,488	$(112,260)	$(1,588)	$35,640

The accompanying notes to the consolidated financial statements are an integral part of these statements.

AMERICAN LAWYER MEDIA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2003, 2002 and 2001
(In thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,531)	$(22,285)	$(17,909)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,271	16,507	29,900
Deferred income tax	(1,420)	(9,908)	(11,885)
Non-cash interest	1,023	980	890
Impairment of goodwill and intangibles	—	19,521	—
Financing loss from termination of revolving line of credit	—	155	—
Loss from sale of assets	3	10	804
Impairment of private equity securities	—	80	4,700
(Increase) decrease in:
Accounts receivable, net	(298)	985	3,501
Inventories	29	909	(179)
Other current assets	113	(993)	337
Other assets	(90)	1,019	(502)
Increase (decrease) in:
Accounts payable	1,594	(3,186)	(3,009)
Accrued expenses	(3,151)	(3,257)	(574)
Other current liabilities	—	377	350
Accrued interest payable	(82)	(31)	87
Deferred income	(1,283)	(1,148)	(4,256)
Other liabilities	595	(1,751)	395

Net cash provided by (used in) operating activities	7,773	(2,016)	2,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,943)	(2,992)	(3,276)
Proceeds received from sale of business	—	—	300
Deferred purchase price from purchase of business	(377)	(350)	—
Purchase of business	(1,763)	—	(5,922)

Net cash used in investing activities	(5,083)	(3,342)	(8,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (repayment) borrowing on revolving credit facility	(1,900)	5,300	6,500
Payment of deferred financing costs	—	(1,495)	(138)

Net cash (used in) provided by financing activities	(1,900)	3,805	6,362

Net increase (decrease) in cash	790	(1,553)	114
CASH, beginning of year	824	2,377	2,263

CASH, end of year	$1,614	$824	$2,377

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
Income taxes	$63	$13	$662

Interest	$18,879	$17,367	$18,319

The accompanying notes to the consolidated financial statements are an integral part of these statements.

AMERICAN LAWYER MEDIA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003, 2002 and 2001

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

2. ACQUISITIONS

     On January 31, 2001, we consummated the acquisition of substantially all of the assets and certain of the liabilities of Haslam Publications (“Haslam”), the leading publisher of jury verdict and settlement research data in California. The acquisition price for Haslam totaled approximately $6.8 million. This acquisition did not have a material impact on our Consolidated Financial Statements. If this acquisition had occurred at the beginning of 2001 it would not have had a material impact on the results of operations for the period presented.

     Effective May 1, 2002, Holdings acquired Law.com, Inc. (“Law.com”), a provider of web content and seminars for the legal industry. Prior to our acquisition of Law.com, Law.com’s RealLegal applications services business was spun off to Law.com’s shareholders as a new entity, RealLegal, LLC. Holdings acquired Law.com through the acquisition of all of the 1,707,790 shares of outstanding common stock of Law.com from its shareholders in exchange for an aggregate of 120,030 shares of Holdings’ common stock, par value $0.01 per share, valued at approximately $20 million. Law.com and Holdings share substantially all of the same common stockholders. The amount of consideration was determined based on independent third party valuations undertaken in March 2002 of Holdings equity and of the Web content and seminar business of Law.com. The acquired businesses include practice centers for specialty law practice areas, state web sites and information sites for in-house counsel, law students and legal technology professionals.

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

     The pro forma unaudited consolidated results of operations for the years ended December 31, 2002 and 2001, assuming consummation of the acquisition of Law.com as of the beginning of the respective periods, are as follows (in thousands):

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

     Effective May 1, 2002, RealLegal, LLC entered into an Operating Agreement with us (the “Operating Agreement”). The Operating Agreement provides, among other things, for us to provide RealLegal, LLC with certain content to be used in connection with its MA3000 product and certain advertising, in exchange for a periodic payment by RealLegal, LLC comprised of cash and equity in RealLegal, LLC. With the purchase of the MA3000 business, at the close of business December 31, 2003 (see below), the related portion of the Operating Agreement to provide Real Legal, LLC, with certain content for use in connection with its MA3000 product was terminated.

     Effective at the close of business December 31, 2003, our wholly-owned subsidiary, The New York Law Publishing Company, acquired the assets, certain liabilities and the business of delivering electronic court calendar information via a product called MA3000 (“MA3000”) from RealLegal, LLC. The purchase price for this acquisition including direct acquisition costs totaled $2.2 million. With this acquisition, we recorded $2.7 million of goodwill and $1.3 million of intangibles. RealLegal and we share substantially all of the same common stockholders. The amount of consideration was determined based on an independent third party valuation undertaken in 2003.

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

Concentrations of Credit Risk

     Our financial instruments that are exposed to concentration of credit risk consist primarily of trade accounts receivable. Concentrations of credit risk with respect to trade accounts receivable, except for amounts due from legal advertising agents (“Legal Ad Agents”) aggregating $1.5 million in receivables as of December 31, 2003, are generally limited due to the large number of customers comprising our customer base. Such Legal Ad Agents do not have significant liquid net worth and, as a result, we are exposed to a certain level of credit concentration risk in this area, for which we believe we have adequately provided.

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

Deferred Subscription Income and Subscription Receivable

     Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivable of $2,122,200 and $2,073,200 at December 31, 2003 and 2002, respectively, are included in accounts receivable in the accompanying consolidated balance sheet.

Advertising and Promotion Costs

     Advertising and promotion costs totaled approximately $6.5 million, $6.2 million and $6.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. These costs are expensed as the related advertisement or campaign is released.

Cash and Cash Equivalents

     We consider time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

     Cash on our consolidated balance sheet for the years ended December 31, 2003 and 2002 includes $160,000 and $139,000, respectively, of restricted cash collected in association with managing a technology show on behalf of our customer.

Inventories

     Inventories consist principally of paper and related binding materials utilized by us and our outside printers and professional books published and sold by us. Inventories are stated at the lower of cost, as determined by the average cost method, or market.

     In 2002, we decided to change our inventory practice for our book division. With this change, over the next two years, we are migrating from carrying our books in inventory to print on demand at the time of sale. As a result, we have identified inventory totaling $1.0 million which was written-off in 2002 as a component of Cost of Goods Sold within our Consolidated Statement of Operations, all of which was destroyed in 2002 and 2003.

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

Goodwill

     Effective January 1, 2002, we adopted Statement of Financial Accounting Standards Statement (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of SFAS No. 142 had a material impact on us for the year ended December 31, 2002. (See Note 8).

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

Impairment of Long-Lived Assets

     We evaluate whether there has been an impairment in any of our long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying value of a long-lived asset exceeds its fair value. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value. Goodwill and certain other intangibles are tested for impairment under SFAS No. 142 (see Note 8) and all other long-lived assets are tested for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Prior to the adoption of SFAS No. 142, goodwill and certain other intangible assets were tested for impairment under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”

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

     We utilized an interest rate swap agreement to convert our fixed rate interest on our $175.0 million Notes debt to a variable rate. At December 31, 2001, we had an interest rate swap outstanding with a notional amount of $175.0 million and a fair market value of $766,900. In 2001, we recorded a $1.4 million gain as a component of interest expense related to our interest rate swap because our swap did not qualify for hedge accounting. In 2002, our interest rate swap agreement was terminated. With the mutual release of this agreement, we received a settlement of $500,000. The total net gain for the year ended December 31, 2003, including termination settlement totaled $421,000 reported in earnings as a component of interest expense because the swap did not qualify for hedge accounting. During 2003, we did not engage in any hedging activities.

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

Stock Option Plan

     Holdings has a stock option plan under which incentive and nonqualified stock options may be granted periodically to certain of our employees and non-employee directors. Holdings applies the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock issued to Employees”, and related interpretations to account for its stock option plan. Accordingly, Holdings only records compensation expense for any stock options granted with an exercise price that is less the fair market value of the underlying stock at the date of grant.

     We apply the intrinsic value method under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations to account for its stock option plan. Accordingly, we only record compensation expense for any stock options granted with an exercise price that is less than the fair market value of the underlying stock at the date of grant.

     The following table details the effect on net loss had compensation expense from the stock option plan been recorded based on the fair value method under FAS 123, as amended (in thousands) (see Note 12):

	2003	2002	2001
Reported net loss	$(3,531)	$(22,285)	$(17,909)
Stock based employee compensation expense determined under fair value method	(502)	(456)	(475)

Pro forma net loss	$(4,033)	$(22,741)	$(18,384)

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets.” This statement also supersedes the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” relating to the disposal of a segment of a business. SFAS No. 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB Opinion 30 and therefore two accounting models existed for long-lived assets to be disposed of. SFAS No. 144 established one accounting model for long-lived assets to be held and used, long-lived assets (including those accounted for as a discontinued operation) to be disposed of by sale and long-lived assets to be disposed of other than by sale. We have adopted SFAS No. 144 in the first quarter of 2002, and this statement did not have a material effect on our financial position or results of operations.

     In December 2002 the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for financial statements for the fiscal years and interim periods ending after December 15, 2002. The disclosure provisions of SFAS No. 148 have been adopted by us. SFAS No. 148 did not require us to change to the fair value based method of accounting for stock-based compensation.

     In November 2002 the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing a guarantee. The disclosure provisions of FIN No. 45 are effective for financial statements of periods ending after December 15, 2002. Additionally, the recognition of a guarantor’s obligation should be applied on a prospective basis to guarantees issued after December 31, 2002. The recognition provisions of FIN No. 45 did not have a material effect in our Consolidated Financial Statements.

     In June 2002 the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date an entity commits to an exit plan. SFAS No. 146 also establishes that fair value is the object for initial measurement of the liability. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our Consolidated Financial Statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. In December 2003, the FASB deferred the effective date for variable interest entities created or acquired prior to February 1, 2003 and the provisions of FIN 46 will now become effective during the first quarter of 2004. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 will become effective during the fourth quarter of 2003. For variable interest entities acquired prior to February 1, 2003, any difference between the net amount added to the balance sheet and the amount of any previous recognized interest in the variable interest entity will be recognized as a cumulative effect of an accounting change. We do not believe the adoption of FIN 46 will have a significant impact on our consolidated financial position or results of operations.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments outstanding before the issuance date of the Statement and still existing at July 1, 2003. Restatement is not permitted. The adoption of SFAS No. 150 had no impact on our consolidated financial position or results of operations.

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

     During the fourth quarters of 2002 and 2003, we recorded a loss of $0.3 million and $0.2 million, respectively, related to the sublease of our excess building space at an annual rental lower than our lease obligation to the Lessor. This loss is reflected as a component of other expense in our Consolidated Statement of Operations for 2002 and 2003.

     Also during the fourth quarter of 2003, we recorded a loss of $0.3 million, resulting from expenses related to an unsuccessful acquisition attempt.

5. RESTRUCTURING CHARGE

     During the second and fourth quarters of 2001, upon the decision to restructure certain of our operations, we accrued approximately $1.7 million and $0.3 million, respectively, of restructuring charges. In addition, a further execution of this plan resulted in additional restructuring charges of $0.3 million, $0.8 million and $0.4 million recorded during the second, third and fourth quarters of 2002, respectively. These charges primarily relate to severance arrangements for approximately 55 employees in various regions and divisions and have been included in operating expenses. As of December 31, 2003, approximately $0.3 million, representing the unpaid charges, are included in accrued expenses. Such costs are expected to be paid by the fourth quarter of 2004.

     The following is a summary of our restructuring charge activity (in thousands):

	2003	2002
Unpaid restructuring charge accrual at January 1,	$1,068	$689
Less: Payments during the year ended December 31,	(787)	(1,146)
Plus: Additional restructuring charges incurred during the year ended December 31,	—	1,525

Unpaid restructuring charge accrual at December 31,	$281	$1,068

6. INCOME TAXES

     Significant components of the Company’ deferred tax assets and liabilities as of December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Current deferred tax assets
Allowance for doubtful accounts	$965	$933
Accrued liabilities	2,788	3,330
Inventories	342	427
Deferred rent	1,285	1,346

Total current deferred tax assets	5,380	6,036
Current deferred tax liabilities
Accrued liabilities	969	890

Total current deferred tax liabilities	969	890

Net current deferred tax assets	4,411	5,146

Non current deferred tax assets
Net operating losses carryforwards	52,492	50,671
Investment impairments	2,264	2,251
Depreciation	—	—
Other	329	109

	55,085	53,031
Valuation allowance	(40,345)	(39,726)
Total non current deferred tax assets	14,740	13,305
Non current deferred tax liabilities
Depreciation, amortization and other	28,718	29,438

Total non current deferred tax liabilities	28,718	29,438

Net non current deferred tax liabilities	13,978	16,133

Net deferred tax liabilities	$9,567	$10,987

     The Company is included in the consolidated federal tax return of Holdings. State income tax returns are filed on a combined basis with Holdings where appropriate and separately in certain states. The Company’s provision for income taxes was prepared on a separate return basis.

     On May 1, 2002, deferred tax assets related to the acquired Law.com net operating losses of approximately $38.5 million were established. Due to uncertainties regarding future benefits and utilization of the Law.com net operating loss $38.5 million and the UK net operating loss $1.8 million in 2003, a valuation allowance of $40.3 million has been recorded. To the extent Law.com net operating losses are used in the future, it will decrease goodwill. As of December 31, 2003, the Company has approximately $122.0 million in US Federal and State net operating loss carryforwards due to expire between 2015 – 2030.

     The provision (benefit) for income taxes consists of the following for the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Current:
Federal	$—	$—	$—
State and Local	—	—	—

	$—	$—	$—

Deferred:
Federal	(1,201)	(8,162)	(9,278)
State and Local	(219)	(1,746)	(2,471)
Foreign	—	—	(55)

	$(1,420)	$(9,908)	$(11,804)

Total	$(1,420)	$(9,908)	$(11,804)

     A reconciliation from the federal income tax provision at the statutory rate to the income tax benefit for the years ended December 31, 2003, 2002 and 2001 is a follows (in thousands):

	2003	2002	2001
Federal income tax benefit at statutory rate	$(1,683)	$(10,947)	$(10,102)
Non-deductible expenses	231	6,759	3,980
Foreign taxes	—	—	(55)
State and local income tax	(222)	(780)	(1,631)
Other	254	(4,940)	(3,996)

	$(1,420)	$(9,908)	$(11,804)

7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant, equipment and accumulated depreciation and amortization consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Land	$207	$207
Buildings and improvements	6,118	7,336
Furniture	2,000	2,501
Machinery and equipment	24,352	22,035

	32,677	32,079
Accumulated depreciation and amortization	(24,291)	(20,662)

Net property, plant and equipment	$8,386	$11,417

     Depreciation expense charged to operations totaled $6,086,000, $6,225,000, and $5,462,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     In 2003, we included in depreciation, amortization and other charges a $1.5 million adjustment to write-off certain leasehold improvements and furniture relating to office space abandoned. The lease was obtained in connection with our acquisition of Law.com on May 1, 2002.

8. GOODWILL AND OTHER INTANGIBLE ASSETS – ADOPTION OF SFAS NO. 142

     We adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, effective January 1, 2002. SFAS No. 142 provides that goodwill and certain other intangibles should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. Effective for 2002, we ceased amortization of goodwill and we completed the initial impairment test testing during the second quarter of 2002. Based on the results of our initial impairment test, no impairment charge was required. The provisions of SFAS No. 142 are effective for periods after adoption and retroactive application is not permitted. Therefore, the historical results of periods prior to 2002 in our Consolidated

Statements of Operations do not reflect the effect of SFAS No. 142 and, accordingly, 2001 includes goodwill amortization expense in the depreciation and amortization expense category.

     Under SFAS No. 142, goodwill impairment is deemed to exist if the net book value of a reporting unit exceeds its estimated fair value. Our reporting units are generally consistent with the operating segments underlying the segments identified in Note 15 — Segment Information. This methodology differs from our previous policy, as provided under accounting standards existing at that time, of using undiscounted cash flows on a company-wide basis to determine if goodwill was recoverable.

     Based on the results of our annual goodwill impairment test in the fourth quarter of 2002, it was determined that there was an impairment of the goodwill and intangible assets associated solely with the acquisition of Law.com. The write-down of these assets recognized the value based on the current economic conditions and the future cash projection of this segment of the business. As a result of this review, we recorded an impairment for goodwill and our trademark intangible all of which was generated from our acquisition of Law.com. The impairment totaled $18.9 million for goodwill and $0.6 million for trademark intangibles and are reflected as a component of Operating Loss in our Consolidated Statement of Operations for 2002.

     Based on the results of our annual impairment test for the year ended December 31, 2003, no impairment charge was required.

     The following information represents adjusted net income assuming the adoption of SFAS No. 142 at the beginning of our 2001 fiscal year (in thousands):

Year Ended
December 31,
2001
Net loss as reported – historical basis	$(17,909)
Add: Goodwill Amortization	12,608

Adjusted net loss	$(5,301)

     The change in the carrying amounts of goodwill for the year ended December 31, 2002 and 2003 are as follows (in thousands):

	January 1,		Permanent	December 31,
	2002	Additions	Impairment	2002
Regional Newspapers	$98,367	$—	$—	$98,367
National Businesses	42,674	—	—	42,674
Online	—	23,366	(18,867)	4,499

Balance	$141,041	$23,366	$(18,867)	$145,540

	January 1,		Permanent	December 31,
	2003	Additions	Impairment	2003
Regional Newspapers	$98,367	$—	$—	$98,367
National Businesses	42,674	2,702	—	45,376
Online	4,499	—	—	4,499

Balance	$145,540	$2,702	$—	$148,242

     Intangible assets with determinate lives represent trademarks, advertiser commitments, uniform resource locators, copyrights, customer and subscriber lists and non-compete agreements. They are stated at cost less accumulated amortization and if deemed to have a finite life are amortized on a straight-line basis over useful lives ranging from 6 months through 30 years.

     Intangible assets consisted of the following at December 31, 2003 and 2002 (in thousands):

			Useful
	2003	2002	lives
Advertiser commitments	$934	$934	6-20 months
Trademarks	87,153	86,900	30 years
Customer and subscriber lists	77,088	76,065	5-25 years
Non-compete agreements	13,992	13,992	4-5 years

	179,167	177,891
Accumulated amortization	(66,137)	(57,952)

Net intangible assets	$113,030	$119,939

     Amortization expense charged to operations totaled $8,185,000, $10,282,000 and $11,832,000 or the years ended December 31, 2003, 2002 and 2001 respectively. Estimated annual amortization expense for the next five years related to intangible assets is expected to be as follows (in thousands):

Estimated
Annual
Amortization
2004	$8,084
2005	7,848
2006	7,803
2007	7,325
2008	7,240

9. OTHER CURRENT ASSETS

     Other current assets consisted of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Prepaid expenses	$2,022	$1,813
Other	—	656
Related party receivable	363	68

Total	$2,385	$2,537

10. RELATED PARTY TRANSACTIONS

     We and Real Legal, LLC are substantially controlled by U.S. Equity Partners, L.P. and affiliated entities. We believe that transactions, referred to in Note 2, were effected on arm’s-length terms and conditions.

     Included in due from parent on the accompanying consolidated balance sheets is a net receivable due from Holdings of $54,000 and $735,000 at December 31, 2003 and 2002, respectively, resulting from various affiliate transactions during the periods.

11. COMMITMENTS AND CONTINGENCIES

     Rent expense, including payments of real estate taxes, insurance and other expenses required under certain leases, amounted to approximately $5,058,000, $4,989,000 and $4,742,000 for the years ended December 31, 2003, 2002 and 2001 respectively. This amount includes the monthly rent payments for corporate headquarters discussed below.

     At December 31, 2003, minimum rental commitments under noncancellable leases were as follows (in thousands):

	Real
	Estate	Other	Total
2004	$5,741	$524	$6,265
2005	5,917	483	6,400
2006	5,884	262	6,146
2007	5,369	9	5,378
2008	4,168	0	4,168
2009 and thereafter	5,648	0	5,648

	$32,727	$1,278	$34,005

     Certain of the leases provide for free rent periods as well as rent escalations. The rental commitments above represent actual rental payments to be made. The financial statements reflect rent expense and rental income on a straight-line basis over the terms of the leases. Approximately $2,775,000 and $3,086,000, representing accrued deferred future rent payments, net of receipts, is included in other noncurrent liabilities in the accompanying balance sheets as of December 31, 2003 and 2002, respectively.

     As a result of our various restructuring plans and acquisitions, we had excess office space which we were able to sublet. The total minimum rental payments expected to be derived from these subleases are as follows (in thousands):

Total
2004	$600
2005	451
2006	377
2007	159
2008 and thereafter	—

$1,587

     We have three subleases with various terms. Our sublease on our excess space in our corporate office commenced on May 1, 2002 and expires April 2005. The remaining two subleases commenced on May 2003 and November 2003 and run through May 2007, the expiration of our original lease acquired with the reacquisition of Law.com.

     We have employment agreements with certain of our officers and key employees, for terms ranging up to 5 years with annual compensation aggregating approximately $4.4 million.

     We are involved in a number of legal proceedings which arose in the ordinary course of business. In the opinion of management, the ultimate outcome of these contingencies is not expected to have a material adverse effect on our financial position or results of operations.

     We have letters of credit outstanding totaling approximately $2,398,000 and $1,121,000 for security deposits on our office space as of December 31, 2003 and 2002, respectively.

12. STOCK OPTION PLAN

     Holdings has a stock option plan under which incentive and nonqualified stock options may be granted periodically to certain of our employees and non-employee directors. The options are granted at an exercise price equal to the fair value of the underlying shares at the date of the grant. They generally vest over five years commencing in years two through five and have a term of ten years. Certain options if granted in lieu of bonus have immediate vesting and have a term of ten years. The total number of shares of common stock authorized for options grants under the option plan was 200,000 at December 31, 2003.

     Holdings applies APB Opinion No. 25 and related interpretations in accounting for all option issued. Accordingly, no compensation cost has been recognized for stock options. Had compensation cost for stock options been determined consistent with SFAS No. 123, “Accounting for Stock-Based Compensation,” Holdings’ net income would have been reduced.

     The fair value of each option grant is estimated on the date of the grant using the minimum value option-pricing model with the following assumptions used for option grants in 2003, 2002 and 2001: risk free interest rates of 2.56 percent to 3.46 percent, 3.05 percent to 4.57 percent and 4.66 percent to 4.71 percent, respectively; expected lives of 5.0 years, 6.0 years and 5.0 years, respectively; and expected dividend yields of 0.00 percent for each of the periods.

     The following table summarizes option activity for the years ended December 31, 2003, 2002 and 2001:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Option Shares	Shares	Price	Shares	Price	Shares	Price
Outstanding at
Beginning of Year	69,690	$130.33	74,710	$130.93	61,930	$117.67
Granted	23,384	167.00	2,610	167.00	20,460	167.00
Exercised	—	—	—	—	(300)	75.00
Forfeited	(6,960)	160.11	(7,630)	148.80	(7,380)	121.86

Outstanding at
End of Year	86,114	$137.88	69,690	$130.33	74,710	$130.93

Options Exercisable
At Year-End	45,650		31,076		19,454

Weighted Average
Fair Value of Options Granted During the year		$21.10		$31.70		$34.80

     The following table summarizes information about the stock options outstanding at December 31, 2003.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average Remaining	Average		Average
Exercise	Number	Contractual Life	Exercise	Number	Exercise
Price	Outstanding	In Years	Price	Exercisable	Price
$75.00	22,500	4.4	$75.00	21,390	$75.00
150.00	25,750	6.3	150.00	12,875	150.00
167.00	37,864	8.3	167.00	11,385	167.00

$75.00 – 167.00	86,114	6.8	$137.88	45,650	$119.10

13. EMPLOYEE BENEFITS

     We have a 401(k) salary deferral plan (the “ALM Plan”). Participation in the ALM plan is available to substantially all employees. The ALM Plan provides for employer matching of employees’ contributions, as defined, except that the employer match has been suspended as of January 1, 2002. Our contributions to the ALM Plan for the years ended December 31, 2003, 2002, and 2001 were $0, $0 and $1,024,000, respectively. In addition, certain of our employees are covered by certain defined contribution retirement plans sponsored by the Typographical Union. We made contributions to these retirement plans of $76,600, $181,000 and $451,600, for the years ended December 31, 2003, 2002 and 2001, respectively.

     We also sponsor the New York Law Journal Union Employee Pension Plan established by The New York Law Publishing Company. This plan is a defined benefit plan for our union employees. We made contributions to this retirement plan of $9,729, $0, and $9,828 relating to the plan for the years ended December 31, 2003, 2002 and 2001 respectively.

     We also sponsored a defined benefit plan covering substantially all ALM, LLC (a predecessor company) and Counsel Connect, LLC employees (a Delaware limited liability company). This plan was frozen effective December 31, 1997, resulting in an insignificant curtailment gain.

     Pension benefits for 2003, 2002 and 2001 for the ALM Plan consist of the following (in thousands):

	2003	2002	2001
Change in Projected Benefit Obligation
Projected benefit obligation, at beginning of year	$4,193	$3,556	$3,597
Interest cost	289	260	248
Actuarial gain (loss)	607	487	(174)
Benefits paid	(96)	(110)	(115)

Projected benefit obligation, at end of year	$4,993	$4,193	$3,556

Change in Plan Assets
Fair value of assets, at beginning of year	$2,673	$2,902	$3,099
Actual return on plan assets	563	(454)	(284)
Employer contributions	15	335	202
Benefits paid	(96)	(110)	(115)

Fair value of assets, at end of year	$3,155	$2,673	$2,902

Funded Status
Projected benefit obligation	$(4,993)	$(4,193)	$(3,556)
Fair value of plan assets	3,156	2,673	2,902
Unrecognized net actuarial loss	1,693	1,535	308
Amount included in pension expense	—	—	(316)
Amount included in comprehensive income	(1,678)	(1,522)	—

Accrued benefit cost	$(1,822)	$(1,507)	$(662)

Components of Net Periodic Pension Cost
Interest cost	$289	$260	$248
Expected return on plan assets	(219)	(280)	(290)
Amortization of unrecognized net actuarial loss	104	(6)	(8)

Net periodic pension expense (income)	$174	$(26)	$(50)

     In determining the actuarial present value of the projected benefit obligation as of December 31, 2003, 2002, and 2001, the discount rate was 6.75%, 7.25% and 6.75%, respectively, and the expected long-term rate of return on assets was 8.25%, 9.00% and 9.00% as of December 31, 2003, 2002 and 2001, respectively.

     We also sponsored an Excess Benefit Pension Plan providing a benefit to highly compensated employees in excess of the benefits provided by the tax qualified defined benefit plan. The plan is an unfunded, non-qualified deferred compensation plan. This plan was frozen as of December 31, 1997.

     The defined benefit pension plan’s investment objective is to maximize long-term total return through a combination of income and capital appreciation with a prudent investment practice and assumption of a moderate risk level. We provide guidance to the investment manager who has responsibility for asset allocation within the following ranges: equity investments between 40% to 80% and fixed income investments between 20% and 60%.

     Pension plan asset allocation at December 31, 2003 and 2002:

	Percentage of
	Plan Assets
	December 31,
Asset Category	2003	2002
Equity securities	74%	70%
Fixed income investments	26	30

Total	100%	100%

Expected Contributions

     The Company’s best estimate of expected aggregate contributions to fund the pension plans in 2004 are expected to be $0.4 million.

14. LONG-TERM DEBT

     On December 22, 1997, we issued $175,000,000 aggregate principal amount of 93/4% senior notes (the “Notes”) due December 15, 2007. The Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 of each year. The Notes are unsecured general senior obligations and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of our existing and future subsidiaries. Separate financial statements of, and other disclosures concerning, the guarantors are not included herein because of the guarantors’ full and unconditional guarantee of the Notes and our determination that separate financial statements and other disclosures concerning the guarantors are not material and would not provide any additional meaningful disclosure. The Notes may be redeemed at any time by us, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by us and our subsidiaries, the payment of dividends and other restricted payments by us and our subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs, totaling $7,236,000, were capitalized and are being amortized over the term of the Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Notes prior to maturity, the entire principal will be payable on December 15, 2007. As of December 31, 2003, Bruce Wasserstein, chairman of the Board of Directors of us and Holdings, and certain of his affiliates, own approximately 4.2% of the Notes issued by us.

     On May 1, 2002, we, The New York Law Publishing Company (“NYLP”) and Holdings entered into a credit agreement, dated as of May 1, 2002, with GE Corporate Finance (“GECC”) and the lenders signatory thereto in accordance with which GECC has provided our operating subsidiary, NYLP, with a $40 million revolving credit facility (the “GECC Facility”). Proceeds from the GECC were used to refinance existing indebtedness, provide working capital and finance capital expenditures. The obligations of NYLP under the GECC Facility are guaranteed by Holdings, us and all of our domestic subsidiaries, and are secured by all of the personal property assets of Holdings, us and our domestic subsidiaries (including the stock of all our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries). The GECC Facility bears interest at a fluctuating rate determined by reference to (i) the index rate plus a margin of 2.00%, or (ii) the Eurodollar Rate (“LIBOR”) plus a margin of 3.5%. We are also required to pay customary fees with respect to the GECC Facility, including an up-front arrangement fee, monthly administrative agency fees and commitment fees on the unused portion of the GECC Facility. The GECC Facility includes both affirmative and negative covenants that include meeting certain financial ratios. The term of the GECC Facility is 60 months.

     On November 13, 2002, the GECC Facility was amended to clarify language in the GECC credit agreement, as well as to allow us to assume a lease by and between 1140 Associates, Inc. and Law.com. In addition, on February 27, 2003, the GECC Facility was amended to modify the covenants relating to the total leverage ratio, interest coverage ratio and fixed charge ratio until December 2004. These covenants now provide alternative compliance levels and associated incremental interest rates. In addition, the GECC facility was amended to allow for the 121/4% Senior Discount Notes due 2008 (the “Discount Notes”) transaction described below. Also, on December 15, 2003, the GECC Facility was amended to consent to the acquisition of MA3000 and amend our terms of the lease by and between 1140 Associates, Inc. and Law.com.

     On February 27, 2003, Holdings entered into a waiver and consent with the holders of the Discount Notes, which provides for the waiver of cash payment by Holdings of semi-annual interest that was to begin in June 2003. The Discount Notes will now become “cash-pay” in December 2004, with the first interest payment due on June 15, 2005. The Discount Notes will continue to accrete until December 2004, at which time the aggregate principal amount of the Discount Notes will be $80,260,705. Beginning on December 15, 2004, cash interest on the senior discount notes will accrue at the rate of 12.25% per annum. In order to service the interest payments on the Discount Notes, we would need an amendment to our existing debt instruments or an additional capital infusion. As of December 31, 2003, Bruce Wasserstein and certain of his affiliates own approximately 48.9% of the Discount Notes issued by Holdings.

     At December 31, 2003, the amount outstanding under the GECC Facility was $30.4 million. The available balance under the unused commitment reduced by our letters of credit outstanding, totaled $7.2 million. A 10% increase in the average interest rate of borrowing under the Revolving Credit Facility and GECC Facility during the year ended December 31, 2003 would have increased our net loss to approximately $3.7 million.

15. SEGMENT INFORMATION

     Operating segments represent components of our business that are evaluated regularly by our chief operating decision makers in assessing performance and resource allocation. We have determined that our reportable segments consist of our regional newspapers (the “Regional Newspapers”), national businesses (the “National Businesses”) and our online business, Law.com. (“Online”) We have also reflected unallocated costs related to our corporate and administrative functions as a separate unit (“Corporate”) so as to not distort our other segments.

     For the years presented herein, the Regional Newspapers are comprised of the following: New York Law Journal; The National Law Journal; and twelve other regional newspapers. The economic characteristics, products, services, production processes, customer type and distribution methods are substantially similar.

     The National Businesses are comprised of the following: our magazine group which includes The American Lawyer and eight other magazines; our newsletters, our hard and soft cover books; our trade shows and seminars; our licensing and syndication business; our litigation services division, our international operations and our MA3000 operations. These businesses share substantially the same customer type and geographic regions.

     Online is administered by Law.com and consists primarily of web content, seminars and practice areas.

     Corporate overhead is comprised of: unallocated costs relating to our administrative offices, which include executive management, legal, human resources, accounting, information systems, business development, office services, government affairs and public relations. In addition, Corporate includes ALM and ALM Properties, Inc. one of ALM’s subsidiaries.

     We evaluate performance based on the segments’ income (loss) from operations before unallocated corporate overhead and interest expense. The accounting policies of the reportable segments are the same as those described in Note 3.

     Our Statements of Income on a segmented basis were as follows (in thousands):

	Regional Newspapers	National Businesses	Corporate	Online	ALM
(in thousands)
Year Ended December 31, 2003
Total net revenues	$85,628	$45,776	$—	$4,870	$136,274
Total operating expenses	58,162	36,024	17,547	9,128	120,861

Operating profit (loss)	27,466	9,752	(17,547)	(4,258)	15,413
Interest expense	—	(180)	(19,639)	—	(19,819)
Other (expense) income	—	—	(545)	—	(545)

Profit (loss) before taxes	27,466	9,572	(37,731)	(4,258)	(4,951)
Benefit for income taxes	—	—	1,430	(10)	1,420

Net income (loss)	$27,466	$9,572	$(36,301)	$(4,268)	$(3,531)

Total assets	$206,716	$70,029	$20,407	$6,461	$303,613

Capital expenditures	$1,493	$485	$252	$713	$2,943

Year Ended December 31, 2002
Total net revenues	$87,016	$42,960	$—	$2,973	$132,949
Total operating expenses	61,286	37,312	22,205	25,587	146,390

Operating profit (loss)	25,730	5,648	(22,205)	(22,614)	(13,441)
Interest expense	—	—	(19,108)	—	(19,108)
Other (expense) income	(11)	—	371	(4)	356

Profit (loss) before taxes	25,719	5,648	(40,942)	(22,618)	(32,193)
Benefit for income taxes	—	—	9,908	—	9,908

Net income (loss)	$25,719	$5,648	$(31,034)	$(22,618)	$(22,285)

Total assets	$112,111	$55,376	$136,432	$8,824	$312,743

Capital expenditures	$1,221	$373	$1,245	$153	$2,992

Year ended December 31, 2001
Total net revenues	$95,225	$50,608	$—	$—	$145,833
Total operating expenses	68,728	43,611	39,305	—	151,644

Operating profit (loss)	26,497	6,997	(39,305)	—	(5,811)
Interest expense	—	—	(18,466)	—	(18,466)
Other (expense) income	—	(931)	(4,505)	—	(5,436)

Profit (loss) before taxes	26,497	6,066	(62,276)	—	(29,713)
Benefit for Income Taxes	—	—	11,804	—	11,804

Net income (loss)	$26,497	$6,066	$(50,472)	$—	$(17,909)

Total assets	$100,204	$72,862	$141,784	$—	$314,850

Capital expenditures	$365	$971	$1,940	$—	$3,276

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and notes payable. We believe that the carrying amount for these accounts approximates fair value due to the near maturity of such financial instruments or the interest rates on these instruments are comparable to market rates. The estimated fair value of the Notes were $166,250,000 at December 31, 2003 based upon the current market exchange.

17. QUARTERLY FINANCIAL INFORMATION (unaudited)

	March 31	June 30	September 30	December 31	Full Year
			(in thousands)
2003
Net revenue	$33,903	$35,137	$31,898	$35,336	$136,274
Gross profit	22,352	23,993	20,878	23,408	90,631
Net loss	(1,647)	(1,431)	(119)	(334)	(3,531)
2002
Net revenue	$32,357	$34,428	$31,610	$34,554	$132,949
Gross profit	20,437	22,402	20,166	21,278	84,283
Net loss	(3,209)	(2,814)	56	(16,318)	(22,285)

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

Signature	Title	Date
/s/ WILLIAM L. POLLAK	Director, President and Chief	March 23, 2004
Executive Officer
William L. Pollak	(Principal Executive
Officer)

/s/ ERIC F. LUNDBERG	Vice President and Chief	March 23, 2004
Financial Officer
Eric F. Lundberg	(Principal Financial
Officer and Principal
Accounting Officer)

/s/ BRUCE WASSERSTEIN	Chairman of the Board of	March 23, 2004
Directors
Bruce Wasserstein

/s/ ANUP BAGARIA	Director, Vice President	March 23, 2004

Anup Bagaria

/s/ GEORGE L. MAJOROS, JR.	Director	March 23, 2004

George L. Majoros, Jr.

/s/ MICHAEL J. BIONDI	Director	March 23, 2004

Michael J. Biondi

/s/ DONALD G. DRAPKIN	Director	March 23, 2004

Donald G. Drapkin

/s/ ANDREW G.T. MOORE, II	Director	March 23, 2004

Andrew G.T. Moore, II

Schedule II

AMERICAN LAWYER MEDIA, INC.
VALUATION AND QUALIFYING ACCOUNTS

     For the Years Ended December 31, 2001, 2002 and 2003 (dollars in thousands):

		Additions
	Balance at	Charged to		Charged to		Balance
	Beginning	Costs and		Other		at End of
	of Period	Expenses		Accounts	Deductions(1)	Period
Description	Credit	Credit	Acquisitions(2)	Debit	Debit	Credit
Year Ended December 31, 2001:
Allowance for doubtful accounts and returns	$(2,836)	$(1,774)	—	—	$2,340	$(2,270)
Allowance for valuation of deferred tax asset	$—	—	—	—	—	—
Year Ended December 31, 2002:
Allowance for doubtful accounts and returns	$(2,270)	$(2,316)	$(135)	—	$2,132	$(2,589)
Allowance for valuation of deferred tax asset	$—	$(1,224)	$(38,502)	$—	—	$(39,726)
Year Ended December 31, 2003:
Allowance for doubtful accounts and returns	$(2,589)	$(1,413)	—	—	$1,420	$(2,582)
Allowance for valuation of deferred tax asset	$(39,726)	$(619)	—	$—	—	$(40,345)

(1)	Represents reversals of the allowance account and write-offs of accounts receivable, net of recoveries.

(2)	Resulting from acquisition of Law.com, Inc. See Note 2.

EXHIBIT INDEX

Exhibit
Number	Description
2.1*	Purchase Agreement, dated as of October 23, 1997, by and among Boston Ventures Limited Partnership IV, Boston Ventures Limited Partnership IVA, James A. Finkelstein and ALM Holdings, LLC, as amended

3.1*	Certificate of Incorporation of American Lawyer Media, Inc.

3.2*	Certificate of Amendment of the Certificate of Incorporation of American Lawyer Media, Inc.

3.16*	Bylaws of American Lawyer Media, Inc.

4.1*	Indenture, dated as of December 22, 1997, among American Lawyer Media, Inc., the Guarantors named therein and The Bank of New York, as trustee

4.2*	Supplemental Indenture, dated as of December 22, 1997, among American Lawyer Media, Inc., the Guarantors named therein and The Bank of New York, as trustee

4.3*	Supplemental Indenture, dated as of December 22, 1997, among American Lawyer Media, Inc., the Guarantors named therein and The Bank of New York, as trustee

4.4*	Supplemental Indenture, dated as of December 22, 1997, among American Lawyer Media, Inc., the Guarantors named therein and The Bank of New York, as trustee

4.5*	Supplemental Indenture, dated as of December 22, 1997, among American Lawyer Media, Inc., the Guarantors named therein and The Bank of New York, as trustee

4.6*	Supplemental Indenture, dated as of December 22, 1997, among American Lawyer Media, Inc., the Guarantors named therein and The Bank of New York, as trustee

4.7*	Supplemental Indenture, dated as of April 14, 1998, among American Lawyer Media, Inc., the Guarantors and The Bank of New York, as trustee

4.10*	Registration Rights Agreement, dated as of December 22, 1997, among American Lawyer Media, Inc., the Guarantors named therein and the Initial Purchasers

4.11	Supplemental Indenture, effective as of January 2, 2004, among American Lawyer Media Holdings, Inc. and The Bank of New York, as trustee

4.12	Purchase Agreement, dated December 19, 2003, among various entities, the Trustees of the Cranberry Dune 1998 Long-Term Trust, Descendants’ Trust LLC, and American Lawyer Media Holdings, Inc. (“Holdings”)

10.1*	Lease, dated September 30, 1993, between Park Avenue South/Armory, Inc. and The New York Law Publishing Company for premises at 345 Park Avenue South, New York, New York

10.2*	First Supplemental Agreement, dated November 30, 1994, between Park Avenue South/Armory, Inc. and The New York Law Publishing Company for premises at 345 Park Avenue South, New York, New York

10.3*	Second Supplemental Agreement, dated December 24, 1999 between 345 Park Avenue South Partners LLC, The New York Law Publishing Company and American Lawyer Media, Inc. for premises at 345 Park Avenue South, New York, New York

10.4*	Credit Agreement, dated as of March 25, 1998, among Holdings, American Lawyer Media, Inc., various banks, Bank of America National Trust and Savings Association, BancBoston Securities Inc. and BancAmerica Robertson Stephens

10.5*	First Amendment to Credit Agreement, dated as of April 24, 1998, among Holdings, American Lawyer Media, Inc., various banks and Bank of America National Trust and Savings Association, (ii) Second Amendment to Credit Agreement, dated as of April 26, 1999, among Holdings, American Lawyer Media, Inc., various banks and Bank of America National Trust and Savings Association, (iii) Waiver and Consent and Third Amendment to Credit Agreement, dated as of July 20, 1999, among Holdings, American Lawyer Media, Inc., various banks and Bank of America National Trust and Savings Association, (iv) Consent and Fourth Amendment to Credit Agreement, dated as of March 8, 2000, among Holdings, American Lawyer Media, Inc., various banks and Bank of America National Trust and Savings Association, (v) Fifth Amendment to Credit Agreement, dated as of January 10, 2001, among Holdings, American Lawyer Media, Inc., various banks and Bank of America, N.A., (vi) Sixth Amendment and Waiver to Credit Agreement, dated as of August 10, 2001, among Holdings, American Lawyer Media, Inc., various banks and Bank of America, N.A., (vii) Waiver to Credit Agreement, dated as of September 28, 2001, among Holdings, American Lawyer Media, Inc., various banks and Bank of America, N.A., and (viii) Seventh Amendment and Waiver, dated as of February 15, 2002 among Holdings, American Lawyer Media, Inc., various banks and Bank of America, N.A

Exhibit
Number	Description
10.6*	Credit Agreement, dated as of May 1, 2002, among The New York Law Publishing Company, Holdings and American Lawyer Media, Inc., as credit parties, the lenders signatory thereto from time to time, as lenders, and General Electric Capital Corporation, as agent and lender

10.7*	First Amendment to Credit Agreement dated as of November 13, 2002 among The New York Law Publishing Company, Holdings and American Lawyer Media, Inc., as credit parties, the lenders signatory thereto from time to time, as lenders, and General Electric Capital Corporation, as agent and lender

10.8*	Second Amendment to Credit Agreement dated as of February 27, 2003 among The New York Law Publishing Company, American Lawyer Media Holdings, Inc. and American Lawyer Media, Inc., as credit parties, the lenders signatory thereto from time to time, as lenders, and GE Corporate Finance, as agent and lender

10.9*	Employment Agreement dated February 9, 1998 between American Lawyer Media, Inc. and William L. Pollak

10.10*	Employment Agreement dated October 18, 2002 between American Lawyer Media, Inc. and William L. Pollak

10.11†*	License Agreement between American Lawyer Media, Inc. and Law.com, Inc., dated December 13, 1999

10.12*	Stock Purchase Agreement, dated as of July 27, 1999 among American Lawyer Media, Inc., Law.com Acquisition Corp. and Professional On Line, Inc.

10.13*	Asset Purchase Agreement, dated as of March 28, 2000, among American Lawyer Media, Inc., The New York Law Publishing Company and NLP IP Company and TDD, L.L.C.

10.14†*	First Amendment to License Agreement between American Lawyer Media, Inc. and Law.com, Inc., dated December 6, 2000

10.15†*	Second Amendment to License Agreement between American Lawyer Media, Inc. and Law.com, Inc., dated May 15, 2001

10.16*	Stock Purchase Agreement, dated as of May 1, 2002, by and among Holdings, and Law.com, Inc. and each of the stockholders signatory thereto

10.17†*	Operating Agreement, dated as of May 1, 2002, between RealLegal, LLC and American Lawyer Media, Inc.

10.18	Third Amendment to Credit Agreement dated as of May 2, 2002 among The New York Law Publishing Company, American Lawyer Media Holdings, Inc. and American Lawyer Media, Inc., as credit parties, the lenders signatory thereto from time to time, as lenders, and GE Corporate Finance, as agent and lender

10.19	Asset Purchase Agreement dated as of January 1, 2004, between The New York Law Publishing Company and RealLegal, LLC

10.20	Amended and Restated Operating Agreement dated as of January 1, 2004, by and between American Lawyer Media, Inc. and RealLegal, LLC

12.1	Statement re: computation of ratio of earnings to fixed charges

14.1	American Lawyer Media, Inc. Code of Ethics For Chief Executive and Senior Financial Officers

16.1*	Receipt of Arthur Andersen LLP letter

21.1	List of Subsidiaries of Holdings and American Lawyer Media, Inc.

24.1	Power of Attorney of American Lawyer Media, Inc. (included on Signature Page)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release, dated March 24, 2004

*	Exhibits are incorporated by reference from American Lawyer Media, Inc.’s previous filings with the Securities and Exchange Commission.

†	Confidential treatment has been granted for certain portions of this document.