Form 10-Q
period 2004-03-31
AMERICAN LAWYER MEDIA INC
filed 2004-05-13
CIK 1059498

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004.
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________to ____________.

Commission file number: 333-50117

AMERICAN LAWYER MEDIA, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3980414 (I.R.S. Employer Identification Number)

345 Park Avenue South New York, New York (Address of principal executive offices)	10010 (Zip Code)

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

     As of May 12, 2004, there were 100 shares of the Registrant’s common stock, $.01 par value, outstanding.

EXPLANATORY NOTE

     The Company is not currently required to file reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is not currently an “issuer” within the meaning of the Sarbanes-Oxley Act of 2002. The Company is filing this quarterly report on Form 10-Q pursuant to a covenant contained in the Indenture dated December 22, 1997 between the Company and The Bank of New York, as Trustee, governing the Company’s 9 ¾% Senior Notes.

AMERICAN LAWYER MEDIA, INC.

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

American Lawyer Media, Inc.

Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	December 31,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,769	$1,614
Accounts receivable, net of allowance for doubtful accounts and returns of $2,471 and $2,582, respectively	15,971	15,657
Deferred tax assets, net	4,411	4,411
Inventories, net	721	592
Due from parent	130	54
Other current assets	2,586	2,385

Total current assets	25,588	24,713
Property, plant and equipment, net of accumulated depreciation and amortization of $25,221 and $24,291, respectively	7,970	8,386
Intangible assets, net of accumulated amortization of $68,126 and $66,137, respectively	111,041	113,030
Goodwill, net	148,242	148,242
Deferred financing costs, net of accumulated amortization of $5,125 and $4,870, respectively	3,606	3,862
Other assets	5,898	5,380

Total assets	$302,345	$303,613

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities:
Accounts payable	$5,188	$5,493
Accrued expenses	11,165	10,271
Accrued interest payable	5,118	841
Deferred income (including deferred subscription income of $18,202 and $17,391, respectively)	22,242	20,752

Total current liabilities	43,713	37,357

Long-term debt:
Revolving credit facility	24,000	30,400
Senior notes	175,000	175,000

Total long-term debt	199,000	205,400
Deferred income taxes	13,926	13,978
Other noncurrent liabilities	10,847	11,238

Total liabilities	267,486	267,973

Stockholder’s equity:
Common stock-$.01 par value; 1,000 shares authorized; 100 issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Paid-in-capital	149,488	149,488
Accumulated deficit	(112,989)	(112,260)
Accumulated other comprehensive loss	(1,640)	(1,588)

Total stockholder’s equity	34,859	35,640

Total liabilities and stockholder’s equity	$302,345	$303,613

The accompanying notes to the consolidated financial statements are an integral part of these statements.

American Lawyer Media, Inc.

Consolidated Statements of Operations
(In thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
REVENUES:
Periodicals:
Advertising	$18,273	$18,555
Subscription	6,254	6,038
Ancillary products and services	10,557	9,310

Total revenues	35,084	33,903

OPERATING EXPENSES:
Editorial	5,145	5,212
Production and distribution	5,787	6,339
Selling	7,154	6,817
General and administrative	9,856	9,330
Depreciation, amortization and other charges	2,920	3,508

Total operating expenses	30,862	31,206

Operating income	4,222	2,697
Interest expense	(4,941)	(5,059)

Loss before income taxes	(719)	(2,362)
Provision (benefit) for income taxes	10	(715)

Net loss	$(729)	$(1,647)

The accompanying notes to the consolidated financial statements are an integral part of these statements.

American Lawyer Media, Inc.

Consolidated Statement of Changes in Stockholder’s Equity
(In thousands, except share data)
(unaudited)

		Par			Accumulated
	Shares	Value	Additional		Other
			Paid-In	Accumulated	Comprehensive
	Common Stock		Capital	Deficit	Loss	Total
Balance at December 31, 2003	100	$—	$149,488	$(112,260)	$(1,588)	$35,640
Net loss	—	—	—	(729)	—	(729)
Unrealized gain on equity securities	—	—	—	—	(52)	(52)

Total comprehensive loss	—	—	—	(729)	(52)	(781)

Balance at March 31, 2004	100	$—	$149,488	$(112,989)	$(1,640)	$34,859

The accompanying notes to the consolidated financial statements are an integral part of these statements.

American Lawyer Media, Inc.

Consolidated Statements of Cash Flows
(In thousands)
(unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(729)	$(1,647)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation, amortization and other charges	2,920	3,508
Deferred income tax	(6)	(715)
Non-cash interest	256	256
(Increase) decrease in:
Accounts receivable, net	(315)	1,211
Due from parent	(76)	(30)
Inventories	(128)	233
Other current assets	(200)	464
Other assets	(2)	(34)
(Decrease) increase in:
Accounts payable	(305)	712
Accrued expenses	834	(1,072)
Other liabilities	59	—
Accrued interest payable	4,277	4,262
Deferred income	910	(629)
Other noncurrent liabilities	(427)	3

Net cash provided by operating activities	7,068	6,522

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(513)	(535)
Deferred purchase price from purchase of business	—	(377)

Net cash used in investing activities	(513)	(912)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under revolving credit facility	(6,400)	(6,000)

Net cash used in financing activities	(6,400)	(6,000)

Net increase (decrease) in cash	155	(390)

CASH, beginning of period	1,614	824

CASH, end of period	$1,769	$434

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Income taxes	$16	$17

Interest	$408	$549

The accompanying notes to the consolidated financial statements are an integral part of these statements.

American Lawyer Media, Inc.

Notes To Consolidated Financial Statements
March 31, 2004
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for December 31, 2003.

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

Concentrations of Credit Risk

     Our financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We believe that we are not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising agents (“Legal Ad Agents”), generally limited due to the large number of customers comprising our customer base. Receivables from Legal Ad Agents aggregated $1.5 million as of March 31, 2004. Such Legal Ad Agents do not have significant liquid net worth and, as a result, we are

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

exposed to a certain level of credit concentration risk in this area, for which we believe we have adequately provided.

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

     Ancillary products and services revenues consist principally of newsletter subscriptions, sales of professional books, seminar and trade show income, income from a daily fax service of court decisions and web and phone research and income from electronic products. Book revenues are recognized upon shipment and are reflected net of estimated returns. Newsletter revenues are recognized on the same basis as subscription revenues. Seminar and trade show revenues are recognized when the seminar or trade show is held. Daily fax service and research revenues are recognized upon fulfillment of orders.

     Internet advertising revenues are generated from the placement of display and classified advertisements, as well as directory listings, on our websites. Display and classified advertising revenue is recognized upon the release of an advertisement on the particular website. Directory listing revenue is recognized on a pro-rata basis over the life of the directory listing, generally one year.

Deferred Subscription Income

     Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,365,600 and $2,122,200 are included in accounts receivable in the accompanying consolidated March 31, 2004 and December 31, 2003 balance sheets, respectively.

Advertising and Promotional Expenditures

     Advertising and promotional expenditures totaled approximately $1,871,000 and $1,603,000 for the three months ended March 31, 2004 and 2003, respectively. These costs are expensed as the related advertisement or campaign is released.

Cash and Cash Equivalents

     We consider time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

     Cash on our consolidated balance sheet at March 31, 2004 and December 31, 2003 includes $543,000 and $160,000, respectively, of restricted cash collected in association with managing a technology show on behalf of one of our customers.

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

     In June 2003, we included in depreciation, amortization and other charges a $1.5 million adjustment to write-off certain leasehold improvements and furniture relating to office space abandoned during a prior quarter. The lease was obtained in connection with our acquisition of Law.com, Inc. (“Law.com”) on May 1, 2002.

Intangible Assets

     Intangible assets represent advertiser commitments, uniform resource locators, copyrights, trademarks, customer and subscriber lists and non-compete agreements. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, an acquired intangible asset should be separately recognized apart from goodwill if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged. Intangible assets deemed to have finite lives are amortized on a straight-line basis over useful lives ranging from 6 months through 30 years.

Impairment of Long-Lived Assets

     We evaluate whether there has been an impairment in any of our long-lived assets on an annual basis or if certain circumstances indicate that a possible impairment may exist. An impairment in value exists when the carrying value of a long-lived asset exceeds its fair value. If it is determined that an impairment in value has occurred, the carrying value is written down to its fair value. Goodwill and certain other intangibles are tested for impairment under SFAS No. 142 and all other long-lived assets are tested for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Deferred Financing Costs

     Deferred financing costs are amortized over the life of the related debt using the straight-line method.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

     Certain amounts have been reclassified to conform with the current year presentation.

Income Taxes

     Income taxes are accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities.

Stock Option Plans

     Holdings has a stock option plan under which incentive and nonqualified stock options may be granted periodically to certain of our employee and non-employee directors.

     Pursuant to SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, we have elected to continue to account for employee stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted under our stock option plan since all such options were granted at exercise prices equal to or greater than fair market value on the date of grant.

     The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied to the three month periods ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended
	March, 31
	2004	2003
Reported net loss	$(729)	$(1,647)
Stock-based employee compensation expense determined under the fair value method	(43)	(104)

Pro forma net loss	$(772)	$(1,751)

Pension Costs

     The components of the net periodic benefit costs realized for the periods ended March 31, 2004 and 2003 are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Interest cost	$78	$72
Expected return on plan assets	(65)	(55)
Amortization of net (gain) loss	25	26

Net periodic benefit costs	$38	$43

     For the year ending December 31, 2004, we expect to contribute $563,000 to our retirement plans. As of March 31, 2004, we have contributed $43,000 to our retirement plans.

3. DEBT

     On December 22, 1997, we issued $175,000,000 aggregate principal amount of 9¾% senior notes (the “Notes”) due December 15, 2007. The Notes accrue interest at 9.75% which is payable in cash semi-annually on June 15 and December 15 of each year. The Notes are unsecured general senior obligations and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of our existing and future subsidiaries. Separate financial statements of, and other disclosures concerning, the guarantors are not included herein because of the guarantors’ full and unconditional guarantee of the Notes and our determination that separate financial statements and other disclosures concerning the guarantors are not material and would not provide any additional meaningful disclosure. The Notes may be redeemed at any time by us, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by us and our subsidiaries, the payment of dividends and other restricted payments by us and our subsidiaries, asset sales, transactions with affiliates, the incurrence of liens, and mergers and consolidations. Financing costs, totaling $7,236,000, were capitalized and are being amortized over the term of the Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Notes prior to maturity, the entire principal will be payable on December 15, 2007. As of March 31, 2004, Bruce Wasserstein, chairman of the Board of Directors of us and Holdings, and certain of his affiliates, own approximately 4.2% of the Notes issued by us.

     On May 1, 2002, we, The New York Law Publishing Company (“NYLP”) and Holdings entered into a credit agreement, dated as of May 1, 2002, with GE Corporate Finance (“GECC”) and the lenders signatory thereto in accordance with which GECC has provided our operating subsidiary, NYLP, with a $40 million revolving credit facility (the “GECC Facility”). Proceeds from the GECC were used to refinance existing indebtedness, provide working capital and finance capital expenditures. The obligations of NYLP under the GECC Facility are guaranteed by Holdings, us and all of our domestic subsidiaries, and are secured by all of the assets of Holdings, us and our domestic subsidiaries (including the stock of all our domestic subsidiaries and 65% of the stock of our first-tier foreign subsidiaries). The GECC Facility bears interest at a fluctuating rate determined by reference to (i) the index rate plus a margin of 2.00%, or (ii) the Eurodollar Rate (“LIBOR”) plus a margin of 3.5%. We are also required to pay customary fees with respect to the GECC Facility, including an up-front arrangement fee, monthly administrative agency fees and commitment fees on the unused portion of the GECC Facility. The GECC Facility includes both affirmative and negative covenants that include meeting certain financial ratios. The term of the GECC Facility is 60 months.

     On November 13, 2002, the GECC Facility was amended to clarify language in the GECC credit agreement, as well as to allow us to assume a lease by and between 1140 Associates, Inc. and Law.com. In addition, on February 27, 2003, the GECC Facility was amended to modify the covenants relating to the total leverage ratio, interest coverage ratio and fixed charge ratio until December 2004. These covenants now provide alternative compliance levels and associated incremental interest rates. In addition, the GECC facility was amended to allow for the transaction described below regarding Holdings’ 12¼% Senior Discount Notes due 2008 (the “Discount Notes”). Also, on December 15, 2003, the GECC Facility was amended to consent to the acquisition of MA3000 and amend our terms of the lease by and between 1140 Associates, Inc. and Law.com.

     On February 27, 2003, Holdings entered into a waiver and consent with the holders of the Discount Notes due 2008, which provides for the waiver of cash payments by Holdings of semi-annual

3. DEBT (continued)

interest that was to begin in June 2003. The Discount Notes will now become “cash-pay” in December 2004, with the first interest payment due on June 15, 2005. The Discount Notes will continue to accrete until December 2004, at which time the aggregate principal amount of the Discount Notes will be $80,260,705. Beginning on December 15, 2004, cash interest on the Discount Notes will accrue at the rate of 12.25% per annum. As of March 31, 2004, Bruce Wasserstein and certain of his affiliates own approximately 48.9% of the Discount Notes issued by Holdings.

     At March 31, 2004, the amount outstanding under the GECC Facility was $24.0 million. The available balance under the unused commitment reduced by our letters of credit outstanding totaled $13.6 million. A 10% increase in the average interest rate of borrowing under the GECC Facility during the year ended December 31, 2003 would have increased our net loss to approximately $0.8 million.

4. RESTRUCTURING CHARGE

     During 2002, upon the decision to restructure certain of our operations, we accrued approximately $1.5 million of restructuring charges. These charges primarily related to severance arrangements for approximately 55 employees in various regions and divisions and were included in operating income. As of March 31, 2004, approximately $0.2 million, representing the unpaid charges, is included in accrued expenses.

     The following is a summary of our restructuring charge activity (in thousands):

Unpaid restructuring charge accrual at December 31, 2003	$281
Less: Payments during the three months ended March 31, 2004	(40)

Unpaid restructuring charge accrual at March 31, 2004	$241

5. SEGMENT INFORMATION

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

5. SEGMENT INFORMATION (continued)

our trade shows and seminars; our licensing and syndication business; our litigation services division; our international operations and our MA3000 business. These businesses share substantially the same customer type and geographic regions.

     Online is administered by Law.com and consists primarily of web content, seminars and practice and continuing legal education (“CLE”) areas.

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

     Our operations on a segmented basis were as follows (in thousands):

	For the Three Months Ended
	March 31, 2004
	Regional	National
	Newspapers	Businesses	Online
Total net revenue	$20,901	$12,515	$1,668

Segment operating income	$7,090	$2,006	$49

	For the Three Months Ended
	March 31, 2003
	Regional	National
	Newspapers	Businesses	Online
Total net revenue	$22,232	$10,454	$1,217

Segment operating income (loss)	$6,791	$2,088	$(858)

     A reconciliation of combined segment operating income to consolidated net loss is as follows (in thousands):

	For the Three Months Ended
	March 31,
	2004	2003
Total segment operating income	$9,145	$8,021
Unallocated amounts:
Corporate expenses	(4,923)	(5,324)
Interest expense	(4,941)	(5,059)
Provision (benefit) for income taxes	10	(715)

Net loss	$(729)	$(1,647)

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

Business Overview

     The following discussion compares our financial results for the three months ended March 31, 2004 to the three months ended March 31, 2003.

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

     GAAP refers to accounting principles generally accepted in the United States of America. Throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), management discusses financial measures in accordance with GAAP and also on a non-GAAP basis. All references in this MD&A to EBITDA (earnings before interest, income taxes, depreciation, amortization and other charges) (“EBITDA”) are to a non-GAAP financial measure. We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period, the results from ongoing operations in a more meaningful and consistent manner. Reconciliations of GAAP to non-GAAP financial measures are included on page 19.

     The following table presents the results of operations (in thousands) for the three months ended March 31, 2004 and 2003.

	Three Months Ended
	March 31,
	2004	2003
Operating Data:
Revenues:
Periodicals:
Advertising	$18,273	$18,555
Subscription	6,254	6,038
Ancillary products and services	10,557	9,310

Total revenues	35,084	33,903

Operating expenses:
Editorial	5,145	5,212
Production and distribution	5,787	6,339
Selling	7,154	6,817
General and administrative	9,856	9,330
Depreciation, amortization and other charges	2,920	3,508

Total operating expenses	30,862	31,206

Operating income	4,222	2,697
Interest expense	(4,941)	(5,059)

Loss before income tax	(719)	(2,362)
Provision (benefit) for income tax	10	(715)

Net loss	$(729)	$(1,647)

Results of Operations

Three months ended March 31, 2004 compared to three months ended March 31, 2003

     Overview. Revenues increased by $1.2 million, or 3.5%, from $33.9 million for the three months ended March 31, 2003 to $35.1 million for the three months ended March 31, 2004. Operating expenses decreased $0.3 million, or 1.1%, from $31.2 million for the three months ended March 31, 2003 to $30.9 million for the three months ended March 31, 2004. As a result, operating income increased $1.5 million, from $2.7 million for the three months ended March 31, 2003 to $4.2 million for the three months ended March 31, 2004. EBITDA increased $0.9 million, or 15.1%, from $6.2 million for the three months ended March 31, 2003 to $7.1 million for the three months ended March 31, 2004. Net loss decreased $0.9 million, from a loss of $1.6 million for the three months ended March 31, 2003 to a loss of $0.7 million for the three months ended March 31, 2004.

     Revenues. Revenues increased by $1.2 million, or 3.5%, from $33.9 million for the three months ended March 31, 2003 to $35.1 million for the three months ended March 31, 2004. Revenue growth for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 reflects revenues recorded in our MA3000 business of $0.6 million, as a result of our acquisition of MA3000 on December 31, 2003. In addition, royalty and licensing fees, revenues from our tradeshows and seminars, online continuing legal education (“CLE”) fees and subscription revenues in our print publications increased during the three months ended March 31, 2004. These increases were partially offset by decreases in advertising revenues, primarily in classified advertising revenues, in our print publications. Also contributing to the decrease in revenues was the elimination of editorial content fees as a result of our acquisition of MA3000.

     Advertising revenues decreased $0.3 million, from $18.6 million for the three months ended March 31, 2003 to $18.3 million for the three months ended March 31, 2004. Lower revenues were recorded in classified, legal notice and law firm advertising of $0.3 million, $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2004. These decreases were partially offset by increases in display and directory advertising of $0.1 million despite the decision not to renew a contract to publish certain directories, which totaled $0.4 million for the three months ended March 31, 2003. Classified advertising revenues declined $0.3 million, or 5.3%, from $5.0 million for the three months ended March 31, 2003 to $4.7 million for the three months ended March 31, 2004. Our print publications declined $0.4 million, which was offset by an increase in online classified advertising. Our print market share continues to be strong, however, the total volume of advertising is down, as law firms still have not yet begun to increase their volume of recruitment advertising.

     Subscription revenues increased $0.3 million, or 3.6%, from $6.0 million for the three months ended March 31, 2003 to $6.3 million for the three months ended March 31, 2004. This increase is primarily due to direct marketing efforts in our print publications.

     Revenues from ancillary products and services increased $1.3 million, or 13.4%, from $9.3 million for the three months ended March 31, 2003 to $10.6 million for the three months ended March 31, 2004. The increase in revenues resulted primarily from higher seminar and tradeshow revenues from online CLE registrations and our New York Legal Tech show, MA3000 court research fees, higher royalty and licensing fees primarily from the inclusion of new products in our royalty licensing contracts and higher newsletter sales. These increases were partially offset by lower book sales from the above-mentioned decision not to renew a contract to publish certain directories. Excluding this contract, however, our book revenue increased year-over-year. In addition, as a result of the acquisition of MA3000, we no longer derive revenue from the sale of our editorial content fees but rather through court research fees as indicated above.

     Operating expenses. Operating expenses decreased $0.3 million, or 1.1%, from $31.2 million for the three months ended March 31, 2003 to $30.9 million for the three months ended March 31, 2004. All expense categories decreased with the exception of selling and general and administrative. Lower operating expenses during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 were primarily realized through lower production and distribution expenses, primarily due to incremental cost savings due to reduced book sales. Editorial and depreciation and amortization expenses also decreased primarily from continued cost containment efforts and from certain intangible assets and other capital assets becoming fully amortized or depreciated in 2003, respectively. These savings were partially offset by an increase in selling expenses, due to direct marketing efforts, and in general and administrative expenses.

     Editorial expenses decreased $0.1 million, or 1.3%, from $5.2 million for the three months ended March 31, 2003 to $5.1 million for the three months ended March 31, 2004. The decrease in editorial expenses primarily resulted from realized savings in salaries and related taxes and employee benefits, and consulting and professional fees from our continued cost containment efforts. These decreases were partially offset by an increase in contributing editor fees and artwork and photography in our print publications.

     Production and distribution expenses decreased $0.5 million, or 8.7%, from $6.3 million for the three months ended March 31, 2003 to $5.8 million for the three months ended March 31, 2004. Production and distribution expenses decreased primarily from lower paper, printing, fulfillment and other production costs, a decrease in salaries and related taxes and employee benefits, a decrease in book production costs and other realized savings from our continued cost containment efforts. These decreases were partially offset by an increase in production costs related to our seminar and tradeshow revenues.

     Selling expenses increased $0.4 million, or 5.0%, from $6.8 million for the three months ended March 31, 2003 to $7.2 million for the three months ended March 31, 2004. The increase in expenses is primarily due to increases in direct mail costs and other marketing efforts and in salaries and related taxes and employee benefits.

     General and administrative expenses increased $0.6 million, or 5.6%, from $9.3 million for the three months ended March 31, 2003 to $9.9 million for the three months ended March 31, 2004. This increase resulted primarily from higher management consulting and professional fees, salary and other compensation, salary related taxes and employee benefits and an increase in other taxes. These increases were partially offset by a net reduction in our provision for uncollectible accounts due to an improvement in our accounts receivable aging performance and lower legal fee expenses.

     Depreciation, amortization and other charges decreased $0.6 million, or 16.8%, from $3.5 million for the three months ended March 31, 2003 to $2.9 million for the three months ended March 31, 2004. This decrease resulted primarily from lower amortization and depreciation expense recorded during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 due to certain non-compete and other intangible assets and certain capital assets being fully amortized or depreciated by the end of 2003.

     Operating income. As a result of the above factors, our operating income increased $1.5 million, from $2.7 million for the three months ended March 31, 2003 to $4.2 million for the three months ended March 31, 2004. In addition, EBITDA increased $0.9 million, or 15.1%, from $6.2 million for the three months ended March 31, 2003 to $7.1 million for the three months ended March 31, 2004.

     Interest expense. Total interest expense decreased $0.2 million, from $5.1 million for the three months ended March 31, 2003 to $4.9 million for the three months ended March 31, 2004. This decrease was primarily due to a decrease in the average carrying balance on our revolving credit facility with GECC coupled with a lower average interest rate.

     Income taxes. We recorded a net income tax provision of $10,000 for the three months ended March 31, 2004 as compared to a tax benefit of $0.7 million for the three months ended March 31, 2003.

     Net loss. As a result of the above factors, our net loss narrowed $0.9 million from a loss of $1.6 million for the three months ended March 31, 2003 to a loss of $0.7 million for the three months ended March 31, 2004.

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

     For the three months ended March 31, 2004 and 2003 presented herein, the Regional Newspapers are comprised of the following: New York Law Journal; The National Law Journal; and fifteen other daily and weekly newspapers. The economic characteristics, products, services, production processes, customer type and distribution methods are substantially similar.

     The National Businesses are comprised of the following: The American Lawyer and eight other magazines; our newsletters; our hard and soft cover books; our trade shows and seminars; our licensing and syndication business; our litigation services division; our international operations; and our MA3000 business. These businesses share substantially the same customer type and geographic regions.

     Online is administered by Law.com and consists primarily of web content, seminars and practice and CLE areas.

     Corporate is comprised of: unallocated costs relating to our administrative offices, which include executive management, legal, human resources, accounting, information systems, business development, office services, government affairs and public relations. In addition, Corporate includes us and ALM Properties, Inc., one of our subsidiaries.

     Our operations on a segmented basis were as follows (in thousands):

	For the Three Months Ended March 31, 2004
	Regional Newspapers	National Businesses	Online
REVENUES:
Periodicals:
Advertising	$13,696	$3,749	$827
Subscription	5,225	745	285
Ancillary products and services	1,980	8,021	556

Total revenues	20,901	12,515	1,668

OPERATING EXPENSES:
Editorial	2,967	2,004	175
Production and distribution	3,320	2,175	291
Selling	3,377	3,225	553
General and administrative	3,979	3,096	532
Depreciation, amortization and other charges	168	9	68

Total operating expenses	13,811	10,509	1,619

Segment operating income	$7,090	$2,006	$49

	For the Three Months Ended March 31, 2003
	Regional Newspapers	National Businesses	Online
REVENUES:
Periodicals:
Advertising	$14,554	$3,319	$684
Subscription	5,072	705	261
Ancillary products and services	2,606	6,430	272

Total revenues	22,232	10,454	1,217

OPERATING EXPENSES:
Editorial	3,183	1,842	190
Production and distribution	4,174	1,854	191
Selling	3,838	2,216	791
General and administrative	4,080	2,452	553
Depreciation, amortization and other charges	166	2	350

Total operating expenses	15,441	8,366	2,075

Segment operating income (loss)	$6,791	$2,088	$(858)

Regional Newspapers

     Revenues. Revenues for our Regional Newspapers decreased $1.3 million, from $22.2 million for the three months ended March 31, 2003 to $20.9 million for the three months ended March 31, 2004. The overall decline in revenue was due to a decrease in book sales of $0.9 million as a result of the decision not to renew a contract to publish certain directories. Adding to the overall decline was a decrease in advertising revenue of $0.9 million, from $14.6 million for the three months ended March 31, 2003 to $13.7 million for the three months ended March 31, 2004. The decrease was due largely to lower classified advertising revenues of $0.4 million, primarily in attorney related help wanted advertising as our publications continue to experience the effects of a weak economy and also to the above-mentioned decision not to renew a contract to publish certain directories. In addition, display advertising, law firm advertising, legal notice advertising and directory revenue also declined. These decreases were partially offset by an increase in subscription revenue and from higher royalty and licensing fees.

     Operating expenses. Total operating expenses declined $1.6 million, or 10.6%, from $15.4 million for the three months ended March 31, 2003 to $13.8 million for the three months ended March 31, 2004. Production and editorial expenses decreased primarily due to lower paper, printing, fulfillment and other production costs, salary and related taxes and employee benefits, book royalty expense and other realized savings from our continued cost containment efforts. Selling costs decreased due to lower salary and related taxes and employee benefits, a decrease in direct mail efforts and lower allocated expenses due to a reduction of allocated sales staff resources from the National segment. General and administrative expenses decreased primarily due to lower allocated corporate overhead expenses as our overall corporate expenses declined. In addition, we realized a net reduction in our provision for uncollectible accounts due to an improvement in our accounts receivable aging performance, as well as lower rent and utilities expense.

     Operating income. Our operating income increased $0.3 million, from $6.8 million for the three months ended March 31, 2003 to $7.1 million for the three months ended March 31, 2004. EBITDA increased $0.3 million, or 4.4%, from $7.0 million for the three months ended March 31, 2003 to $7.3 million for the three months ended March 31, 2004.

National Businesses

     Revenues. Revenues for our National Businesses increased $2.0 million, or 19.7%, from $10.5 million for the three months ended March 31, 2003 to $12.5 million for the three months ended March 31, 2004. Advertising revenues for our National Businesses increased $0.4 million, from $3.3 million for the three months ended March 31, 2003 to $3.7 million for the three months ended March 31, 2004. This increase was primarily due to increases in display advertising, law firm advertising and directory advertising revenues. In addition, ancillary revenues increased $1.6 million due primarily to higher book sales, seminar and tradeshow revenue, court research fees, royalty and licensing fees and newsletter sales. These increases were partially offset by the elimination of editorial content fees as a result of our acquisition of MA3000, as we no longer derive revenue from the sale of this content but rather through court research fees as indicated above.

     Operating expenses. Operating expenses for our National Businesses increased $2.1 million, or 25.6%, from $8.4 million for the three months ended March 31, 2003 to $10.5 million for the three months ended March 31, 2004. Production and editorial expenses increased primarily due to higher printing and production, contributing editor, and artwork and photo costs resulting from the addition of three new national magazines; and higher costs associated with the seminar and tradeshow division. Selling expenses increased due to increased marketing efforts, higher salary and related taxes and employee benefits and lower allocated expenses due to a reduction of allocated sales staff resources to the Newspaper segment. In addition, selling expenses increased as less National sales force costs were shifted in the selling of online products for Law.com. General and administrative expenses increased due to higher salary and related taxes and employee benefits, increased consulting and professional fees, and an increase in other taxes.

     Operating profit. Our operating profit decreased $0.1 million, or 3.9%, from $2.1 million for the three months ended March 31, 2003 to $2.0 million for the three months ended March 31, 2004. EBITDA decreased $0.1 million, or 3.6%, from $2.1 million for the three months ended March 31, 2003 to $2.0 million for the three months ended March 31, 2004.

Online

     Revenues. Revenues for our online business increased $0.5 million, or 37.1%, from $1.2 million for the three months ended March 31, 2003 to $1.7 million for the three months ended March 31, 2004. Seminar and trade show revenue increased by $0.3 million, from $0.3 million for the three months ended March 31, 2003 to $0.6 million for the three months ended March 31, 2004 due to higher sales of online CLE training. In addition, advertising revenue increased by $0.2 million.

     Operating expenses. Operating expenses for our online business decreased $0.5 million, or 22.1%, from $2.1 million for the three months ended March 31, 2003 to $1.6 million for the three months ended March 31, 2004. Selling expenses declined by $0.2 million as less cost was shifted to Law.com from the National sales force for online sales efforts. Depreciation and amortization decreased by $0.3 million due to the write-off of leasehold improvements and furniture in 2003.

     Operating profit. Our operating profit increased $0.9 million, from a loss of $0.9 million for the three months ended March 31, 2003 to break even for the three months ended March 31, 2004. EBITDA increased $0.6 million, from an EBITDA loss of $0.5 million for the three months ended March 31, 2003 to a gain of $0.1 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

     Net cash provided by operating activities. Net cash provided by operating activities totaled $7.1 million for the three months ended March 31, 2004, which resulted primarily from an increase in accrued interest payable of $4.3 million, depreciation, amortization and other charges of $2.9 million, an increase in deferred income of $1.0 million, an increase in accounts payable and accrued expenses of $0.5 million and the amortization of non-cash interest of $0.3 million. This was partially offset by a decrease in other non-current liabilities of $0.4 million, net loss of $0.7 million, an increase in accounts receivable of $0.3 million and increase in other current assets of $0.2 million.

     Net cash used in investing activities. Net cash used in investing activities was $0.5 million for the three months ended March 31, 2004, resulting entirely from capital expenditures.

     Capital expenditures. Capital expenditures totaled $0.5 million for the three months ended March 31, 2004, essentially flat when compared to capital expenditures for the three months ended March 31, 2003. Capital expenditures for both the three months ended March 31, 2004 and

2003 were primarily for continuing system upgrades as well for facilities and equipment modernization.

     Net cash used in financing activities. Net cash used in financing activities totaled $6.4 million for the three months ended March 31, 2004, which reflects the net paydown on our GECC Facility.

     Liquidity. Our principal sources of funds are cash flows from operating activities, which may be supplemented by borrowings under our GECC Facility. The GECC Facility had $24.0 million outstanding as of March 31, 2004 and accrues interest as described in Note 3 to the Consolidated Financial Statements. For details relating to the terms of our GECC Facility entered into on May 1, 2002, see Note 3 to the Consolidated Financial Statements. We believe that these funds will be sufficient to meet our current financial obligations, which include the payment of interest on the $175,000,000 of the Notes due 2007, interest under our GECC Facility, working capital, capital expenditures and other obligations for the next 12 months. No assurance can be given, however, that this will be the case. Our future operating performance and ability to service or refinance our debt, meet future debt covenants, and to repay, extend or refinance any credit agreements to which we are a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

Reconciliations of GAAP to Non-GAAP Financial Measures

     Reconciliations of GAAP to non-GAAP financial measures, such as EBITDA (earnings before interest, income taxes, depreciation, amortization and other charges), are provided below (in thousands). We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period our results from ongoing operations in a more meaningful and consistent manner.

	Three Months Ended
	March 31,
	2004	2003
GAAP net loss	$(729)	$(1,647)
Adjustments to arrive at operating income:
Provision (benefit) for income tax	10	(715)
Interest expense	4,941	5,059

Operating income	4,222	2,697
Adjustments to arrive at EBITDA:
Depreciation, amortization and other charges	2,920	3,508

EBITDA	$7,142	$6,205

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The GECC Facility is subject to interest rate volatility. A 10% increase in the average interest rate of borrowing under the GECC Facility during the year ended December 31, 2003 would have increased our net loss to approximately $0.8 million.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in our filings under the Exchange Act.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

3.1	*	Certificate of Incorporation of American Lawyer Media, Inc.

3.2	*	Certificate of Amendment of the Certificate of Incorporation of American Lawyer Media, Inc.

3.16	*	Bylaws of American Lawyer Media, Inc.

31.1		Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Exhibits are incorporated by reference from American Lawyer Media, Inc.’s previous filings with the Securities and Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K (continued)

     (b) Reports on Form 8-K

1.	We filed a report on Form 8-K, dated and filed January 23, 2004, announcing a consent solicitation for Holdings’ Discount Notes and our Notes.

2.	We filed a report on Form 8-K, dated and filed January 30, 2004, announcing an extension of the expiration date for the consent solicitation for Holdings’ Discount Notes and our Notes.

3.	We filed a report on Form 8-K, dated and filed February 2, 2004, announcing an extension of the expiration date for the consent solicitation for Holdings’ Discount Notes and our Notes.

4.	We filed a report on Form 8-K, dated and filed February 3, 2004, announcing an extension of the expiration date for the consent solicitation for Holdings’ Discount Notes and our Notes.

5.	We filed a report on Form 8-K, dated and filed February 6, 2004, announcing an extension of the expiration date for the consent solicitation for Holdings’ Discount Notes and our Notes.

6.	We filed a report on Form 8-K, dated and filed February 10, 2004, announcing amendments to the Discount Notes indenture and extension of the expiration date for the consent solicitation for Holdings’ Discount Notes as well as the expiration of the consent solicitation for our Notes.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LAWYER MEDIA, INC.
May 12, 2004	/s/ WILLIAM L. POLLAK
William L. Pollak
President and Chief Executive Officer

May 12, 2004	/s/ ERIC F. LUNDBERG
Eric F. Lundberg
Vice President and Chief Financial Officer