Form 10-Q
period 2004-09-30
AMERICAN LAWYER MEDIA INC
filed 2004-11-12
CIK 1059498

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2004.
                                       or
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from ______to _______ .

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

        As of November 11, 2004, there were 100 shares of the Registrant's common stock, $.01 par value, outstanding.

================================================================================

                                EXPLANATORY NOTE

      The Company is not currently required to file reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not currently an "issuer" within the meaning of the Sarbanes-Oxley Act of 2002. The Company is filing this quarterly report on Form 10-Q pursuant to a covenant contained in the Indenture dated December 22, 1997 between the Company and The Bank of New York, as Trustee, governing the Company's 9 3/4 % Senior Notes due 2007.

AMERICAN LAWYER MEDIA, INC.

                                      INDEX

                                                                                                              PAGE
                                                                                                              ----
PART I

FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

         Consolidated Balance Sheets at September 30, 2004 (unaudited)
            and December 31, 2003 .........................................................................      1
         Consolidated Statements of Operations for the Three and Nine
            Months Ended September 30, 2004 and 2003 (unaudited)...........................................      2
         Consolidated Statement of Changes in Stockholder's Equity
            for the Nine Months Ended September 30, 2004 (unaudited) ......................................      3
         Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2004 and 2003 (unaudited) .................................................      4
         Notes to Consolidated Financial Statements at
            September 30, 2004 (unaudited).................................................................   5-12

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................     13

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK..............................................................................     26

    ITEM 4. CONTROLS AND PROCEDURES........................................................................     26

PART II

OTHER INFORMATION

    ITEM 1. LEGAL PROCEEDINGS..............................................................................     27

    ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
            PROCEEDS.......................................................................................     27

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES................................................................     27

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................     27

    ITEM 5. OTHER INFORMATION..............................................................................     27

    ITEM 6. EXHIBITS.......................................................................................     27

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AMERICAN LAWYER MEDIA, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                                                        2004            2003
                                                                                                   --------------  -------------
                                                                                                     (UNAUDITED)
                                          ASSETS

Current assets:
Cash and cash equivalents ......................................................................      $     786       $   1,614
Accounts receivable, net of allowance for doubtful accounts
   and returns of $2,274 and $2,582, respectively ..............................................         16,426          15,657
Deferred tax assets, net .......................................................................          4,411           4,411
Inventories, net ...............................................................................            708             592
Due from parent ................................................................................            206              54
Other current assets ...........................................................................          3,327           2,385
                                                                                                      ---------       ---------
          Total current assets .................................................................         25,864          24,713
Property, plant and equipment, net of accumulated depreciation
 and amortization of $27,030 and $24,291, respectively ........                                           8,441           8,386
Intangible assets, net of accumulated amortization of $72,105 and $66,137, respectively ........        107,062         113,030
Goodwill, net ..................................................................................        148,242         148,242
Deferred financing costs, net of accumulated amortization of $5,643 and $4,870, respectively ...          3,189           3,862
Other assets ...................................................................................          5,797           5,380
                                                                                                      ---------       ---------
           Total assets ........................................................................      $ 298,595       $ 303,613
                                                                                                      =========       =========
                         LIABILITIES AND STOCKHOLDER'S EQUITY

Current liabilities:
Accounts payable ...............................................................................      $   6,067       $   5,493
Accrued expenses ...............................................................................         12,001          10,271
Accrued interest payable .......................................................................          5,287             841
Deferred income (including deferred subscription income of $17,597 and $17,391, respectively) ..         21,092          20,752
                                                                                                      ---------       ---------
           Total current liabilities ...........................................................         44,447          37,357
                                                                                                      ---------       ---------
Long-term debt:
Revolving credit facility ......................................................................         19,500          30,400
Senior notes ...................................................................................        175,000         175,000
                                                                                                      ---------       ---------
           Total long-term debt ................................................................        194,500         205,400
Deferred income taxes ..........................................................................         14,801          13,978
Other noncurrent liabilities ...................................................................          9,523          11,238
                                                                                                      ---------       ---------
           Total liabilities ...................................................................        263,271         267,973
                                                                                                      ---------       ---------
Stockholder's equity:
Common stock-$.01 par value; 1,000 shares authorized; 100 issued and outstanding
  at September 30, 2004 and December 31, 2003                                                                --              --
Paid-in-capital ................................................................................        149,488         149,488
Accumulated deficit ............................................................................       (112,476)       (112,260)
Accumulated other comprehensive loss ...........................................................         (1,688)         (1,588)
                                                                                                      ---------       ---------
           Total stockholder's equity ..........................................................         35,324          35,640
                                                                                                      ---------       ---------
           Total liabilities and stockholder's equity ..........................................      $ 298,595       $ 303,613
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

                           AMERICAN LAWYER MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                        -----------------------      --------------------------
                                                          2004           2003           2004            2003
                                                        -------       ---------      ----------       ---------
REVENUES:
Periodicals:
    Advertising ..................................      $ 18,695       $ 18,457       $  57,366       $  56,923
    Subscription .................................         6,374          6,264          19,016          18,492
Ancillary products and services ..................         7,694          7,177          29,125          25,523
                                                        --------       --------       ---------       ---------
    Total revenues ...............................        32,763         31,898         105,507         100,938
                                                        --------       --------       ---------       ---------
OPERATING EXPENSES:
Editorial ........................................         5,196          5,242          15,490          15,643
Production and distribution ......................         5,643          5,778          18,192          18,070
Selling ..........................................         6,995          6,741          21,176          20,330
General and administrative .......................         8,087          7,362          26,899          25,167
Depreciation, amortization and
    other charges ................................         2,831          2,796           8,707          11,189
                                                        --------       --------       ---------       ---------
    Total operating expenses .....................        28,752         27,919          90,464          90,399
                                                        --------       --------       ---------       ---------
    Operating income .............................         4,011          3,979          15,043          10,539
Interest expense .................................        (4,758)        (4,952)        (14,455)        (14,909)
Other income .....................................            37             --              66              --
                                                        --------       --------       ---------       ---------
    (Loss) income before income taxes ............          (710)          (973)            654          (4,370)
Benefit (provision) for income taxes .............           163            854            (870)          1,173
                                                        --------       --------       ---------       ---------

    Net loss ......... ...........................      $   (547)      $   (119)      $    (216)      $  (3,197)
                                                        ========       ========       =========       =========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                            ACCUMULATED
                                                                                               OTHER
                                                      PAR       PAID-IN      ACCUMULATED   COMPREHENSIVE
                                          SHARES     VALUE      CAPITAL        DEFICIT         LOSS          TOTAL
                                          ------     -----      --------     -----------   -------------    --------
                                            COMMON STOCK
                                          ----------------
Balance at December 31, 2003 .........      100      $  --      $149,488      $(112,260)      $(1,588)      $ 35,640
Net loss .............................       --         --            --           (216)           --           (216)
Unrealized loss on equity securities
  available for sale..................       --         --            --             --          (100)          (100)
                                            ---      -----      --------      ---------       -------       --------
 Total comprehensive loss.............       --         --            --             --            --           (316)
                                            ---      -----      --------      ---------       -------       --------
Balance at September 30, 2004  .......      100      $  --      $149,488      $(112,476)      $(1,688)      $ 35,324
                                            ===      =====      ========      =========       =======       ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                           FOR THE NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                              2004          2003
                                                                                            --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...............................................................................    $   (216)    $ (3,197)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and other charges ...........................................       8,707       11,189
Deferred income tax ....................................................................         870       (1,173)
Non-cash interest ......................................................................         773          767
   (Increase) decrease in:

Accounts receivable, net ...............................................................        (769)       1,427
Due from parent ........................................................................        (152)         (72)
Inventories ............................................................................        (116)           8
Other current assets ...................................................................        (942)        (499)
Other assets ...........................................................................         257          (57)
    Increase (decrease) in:

Accounts payable .......................................................................         574        1,092
Accrued expenses .......................................................................       1,727         (816)
Accrued interest payable ...............................................................       4,446        4,161
Deferred income ........................................................................        (487)        (953)
Other noncurrent liabilities ...........................................................      (1,706)        (426)
                                                                                            --------     --------
    Net cash provided by operating activities ..........................................      12,966       11,451
                                                                                            --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ...................................................................      (2,794)      (2,036)
Deferred purchase price from purchase of business ......................................          --         (377)
                                                                                            --------     --------
    Net cash used in investing activities ..............................................      (2,794)      (2,413)
                                                                                            --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payment under revolving credit facility ................................................     (10,900)      (7,400)
Payment of deferred financing costs ....................................................        (100)          --
                                                                                            --------     --------
    Net cash used in financing activities ..............................................     (11,000)      (7,400)
                                                                                            --------     --------
    Net (decrease) increase in cash ....................................................        (828)       1,638
                                                                                            --------     --------
Cash, beginning of period ..............................................................       1,614          824
                                                                                            --------     --------
Cash, end of period ....................................................................    $    786     $  2,462
                                                                                            ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
    Income taxes .......................................................................    $    416     $      7
                                                                                            ========     ========
    Interest ...........................................................................    $  9,236     $  9,988
                                                                                            ========     ========

The accompanying notes to the consolidated financial statements are an integral part of these statements.

                           AMERICAN LAWYER MEDIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, the interim financial statements include all adjustments, which are of a normal recurring nature, that management considers necessary to fairly present the financial position and the results of operations for such periods. Results of operations of interim periods are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for December 31, 2003.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

      Our financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We believe that we are not exposed to any significant credit risk related to cash and cash equivalents. Concentrations of credit risk with respect to trade accounts receivable are, except for amounts due from legal advertising agents ("Legal Ad Agents"), generally limited due to the large number of customers comprising our customer base. Receivables from Legal Ad Agents aggregated $1.3 million as of September 30, 2004. Such Legal Ad Agents do not have significant liquid net worth and, as a result, we are exposed to a certain level of credit concentration risk in this area, for which we believe we have adequately provided.

REVENUE RECOGNITION

      Periodical advertising revenues are generated from the placement of display and classified advertisements, as well as directory listings and legal notices, in our publications. Advertising revenue is recognized upon release of the related publications.

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

      Internet advertising revenues are generated from the placement of display and classified advertisements, as well as directory listings, on our websites. Display and classified advertising revenues are recognized upon the release of an advertisement on the particular website. Directory listing revenues are recognized on a pro-rata basis over the life of the directory listing, generally one year.

DEFERRED SUBSCRIPTION INCOME

      Deferred subscription income results from advance payments or orders for subscriptions received from subscribers and is amortized on a straight-line basis over the life of the subscription as issues are served. Subscription receivables of approximately $2,364,300 and $2,122,200 are included in accounts receivable in the accompanying consolidated September 30, 2004 and December 31, 2003 balance sheets, respectively.

ADVERTISING AND PROMOTIONAL EXPENDITURES

      Advertising and promotional expenditures totaled approximately $1,616,400 and $1,625,000 for the three months ended September 30, 2004 and 2003, respectively, and $5,040,400 and $4,976,000 for the nine months ended September 30, 2004 and 2003, respectively. These costs are expensed as the related advertisement or campaign is released.

CASH AND CASH EQUIVALENTS

      We consider time deposits and certificates of deposit with original maturities of three months or less to be cash equivalents.

      Cash on our consolidated balance sheet at September 30, 2004 and December 31, 2003 includes $6,500 and $160,000, respectively, of restricted cash collected in association with managing a technology show on behalf of one of our customers.

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

INTANGIBLE ASSETS

      Intangible assets represent advertiser commitments, uniform resource locators, copyrights, trademarks, customer and subscriber lists and non-compete agreements. Under SFAS No. 142, "Goodwill and Other Intangible Assets," an acquired intangible asset should be separately recognized apart from goodwill if the benefit of the intangible is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged. Intangible assets deemed to have finite lives are amortized on a straight-line basis over useful lives ranging from 6 months through 30 years.

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

      The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," had been applied to the three and nine month periods ended September 30, 2004 and 2003 (in thousands):

                                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                                            SEPTEMBER 30,        SEPTEMBER 30,
                                                          ---------------     -----------------
                                                           2004      2003      2004       2003
                                                          -----     -----     -----     -------
Reported net loss ....................................    $(547)    $(119)    $(216)    $(3,197)
Stock-based employee compensation expense
    determined under the fair value method ...........      (38)     (119)     (244)       (465)
                                                          -----     -----     -----     -------
Pro forma net loss ...................................    $(585)    $(238)    $(460)    $(3,662)
                                                          =====     =====     =====     =======

PENSION COSTS

      The components of the net periodic benefit costs realized for the three and nine month periods ended September 30, 2004 and 2003 are as follows (in thousands):

                                                             THREE MONTHS ENDED   NINE MONTHS ENDED
                                                                SEPTEMBER 30,        SEPTEMBER 30,
                                                                -------------     -----------------
                                                                2004     2003      2004       2003
                                                                ----     ----     -----       -----
Interest cost ..............................................    $ 77     $ 72     $ 232       $ 216
Expected return on plan assets .............................     (64)     (55)     (193)       (164)
Amortization of net loss ...................................      25       26        76          78
                                                                ----     ----     -----       -----
Net periodic benefit costs .................................    $ 38     $ 43     $ 115       $ 130
                                                                ====     ====     =====       =====

      For the year ending December 31, 2004, we expect to contribute $563,000 to our retirement plans. As of September 30, 2004, we have contributed $500,000 to our retirement plans.

3. DEBT

      On December 22, 1997, we issued $175,000,000 aggregate principal amount of 9-3/4% senior notes (the "Notes") due December 15, 2007. The Notes accrue interest at 9.75%, which is payable in cash semi-annually on June 15 and December 15 of each year. The Notes are unsecured general senior obligations and are fully and unconditionally guaranteed, on a joint and several and senior unsecured basis, by each of our existing and future subsidiaries. Separate financial statements of, and other disclosures concerning, the guarantors are not included herein because of the guarantors' full and unconditional guarantee of the Notes and our determination that separate financial statements and other disclosures concerning the guarantors are not material and would not provide any additional meaningful disclosure. The Notes may be redeemed at any time by us, in whole or in part, at various redemption prices that include accrued and unpaid interest. The Notes contain certain covenants that, among other things, limit the incurrence of additional indebtedness by us and our subsidiaries (including the payment of dividends to Holdings), the payment of dividends and other restricted payments by us and our subsidiaries, asset sales, transactions with affiliates, the incurrence of liens and mergers and consolidations. Financing costs, totaling $7,236,000, were capitalized and are being amortized over the term of the Notes. Amortization of deferred financing costs is recorded as interest expense. Assuming there is no redemption of the Notes prior to maturity, the entire principal will be payable on December 15, 2007. As of September 30, 2004, Bruce Wasserstein, chairman of the Board of Directors of us and Holdings, and certain of his affiliates own less than 1% of the Notes.

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

      On November 13, 2002, the GECC Facility was amended to clarify language in the GECC credit agreement, as well as to allow us to assume a lease by and between 1140 Associates, Inc. and Law.com. In addition, on February 27, 2003, the GECC Facility was amended to modify the covenants relating to the total leverage ratio, interest coverage ratio and fixed charge ratio until December 2004 and provided alternative compliance levels and associated incremental interest rates. In addition, the GECC Facility was amended to allow for the transaction described below regarding Holdings' 12-1/4% Senior Discount Notes due 2008 (the "Discount Notes"). Also, on December 15, 2003, the GECC Facility was amended to consent to the acquisition from RealLegal, LLC of a business that delivers court calendar information ("MA3000") and to amend our obligations under the lease by and between 1140 Associates, Inc. and Law.com. Effective August 11, 2004, the GECC Facility was further amended to modify the measurement dates and compliance levels for the total leverage ratio, interest coverage ratio and fixed charge ratio through March 2006. This agreement also incorporated the establishment of the Deposit Account Control Agreement between our depository banking institution, GECC and us.

      On February 27, 2003, Holdings entered into a waiver and consent with the holders of the Discount Notes, which provides for the waiver of cash payments by Holdings of semi-annual interest that was to begin in June 2003. The Discount Notes will now become "cash-pay" in December 2004, with the first interest payment due on June 15, 2005. The Discount Notes will continue to accrete until December 2004, at which time the aggregate principal amount of the Discount Notes will be $80,260,705. Beginning on December 15, 2004, cash interest on the Discount Notes will accrue at the rate of 12.25% per annum. As of September 30, 2004, Bruce Wasserstein and certain of his affiliates own approximately 10.3% of the Discount Notes.

      As of September 30, 2004 we are in compliance with all requirements under our debt covenant agreements.

  At September 30, 2004, the amount outstanding under the GECC Facility was $19.5 million. The available balance under the unused commitment reduced by our letters of credit outstanding totaled $18.1 million. A 10% increase in the average interest rate of borrowing under the GECC Facility during the nine months ended September 30, 2004 would have increased our net loss to approximately $0.3 million.

4. RESTRUCTURING CHARGE

      During 2002, upon the decision to restructure certain of our operations, we accrued approximately $1.5 million of restructuring charges. These charges primarily related to severance arrangements for approximately 55 employees in various regions and divisions and were included in operating income. As of September 30, 2004, approximately $0.1 million, representing the unpaid charges, is included in accrued expenses.

      The following is a summary of our restructuring charge activity (in thousands):

Unpaid restructuring charge accrual at
      December 31, 2003 ................................    $ 281

Less: Payments during the nine months ended
      September 30, 2004 ..........................          (226)
                                                            -----

Unpaid restructuring charge accrual at
      September 30, 2004 ...............................    $  55
                                                            =====

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

      The National Businesses are comprised of the following: our magazine group which includes The American Lawyer and ten other magazines; our newsletters;
our hard and soft cover books; our trade shows and seminars; our licensing and syndication business; our verdict and settlement division; our international operations and our MA3000 business acquired at the close of business on December 31, 2003. These businesses share substantially the same customer type and geographic regions.

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

      Our operations on a segmented basis were as follows (in thousands):

                                                   For the Three Months Ended          For the Nine Months Ended
                                                     September 30, 2004                    September 30, 2004
                                                --------------------------------    ---------------------------------
                                                 Regional     National               Regional     National
                                                Newspapers   Businesses   Online    Newspapers   Businesses   Online
                                                ----------   ----------   ------    ----------   -----------  -------
Total net revenue...........................      $19,866      $11,235    $1,662      $62,598      $ 37,934   $ 4,975
                                                  =======      =======    ======      =======      ========   =======
Segment operating income ...................      $ 6,243      $ 1,524    $   26      $21,052      $  7,114   $   144
                                                  =======      =======    ======      =======      ========   =======

                                                   For the Three Months Ended          For the Nine Months Ended
                                                     September 30, 2003                    September 30, 2003
                                                --------------------------------    ---------------------------------
                                                 Regional    National               Regional     National
                                                Newspapers  Businesses   Online    Newspapers   Businesses   Online
                                                ----------  ----------   ------    ----------   -----------  -------
Total net revenue ...........................      $20,213    $10,539    $ 1,146    $64,294       $33,180    $ 3,464
                                                   =======    =======    =======    =======       =======    =======

Segment operating income (loss) .............      $ 6,086    $ 1,623    $  (503)   $20,491       $ 6,963    $(3,717)
                                                   =======    =======    =======    =======       =======    =======

      A reconciliation of combined segment operating income to consolidated net loss is as follows (in thousands):

                                                 For the Three Months Ended        For the Nine Months Ended
                                                       September 30,                     September 30,
                                                 --------------------------        -------------------------
                                                    2004           2003              2004         2003
                                                 -----------    -----------        --------     --------
Total segment operating income ..............      $ 7,793     $ 7,206             $ 28,310     $ 23,737
 Unallocated amounts:
  Corporate expenses ........................       (3,782)     (3,227)             (13,267)     (13,198)
  Interest expense ..........................       (4,758)     (4,952)             (14,455)     (14,909)
  Other income ..............................           37          --                   66           --
  Benefit (Provision) for Income taxes ......          163         854                 (870)       1,173
                                                   -------     -------             --------     --------
Net loss ....................................      $  (547)    $  (119)            $   (216)    $ (3,197)
                                                   =======     =======             ========     ========

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

BUSINESS OVERVIEW

      The following discussion compares our financial results for the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2003.

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

      In September 2004, we recovered $0.1 million of a previously recorded loss related to the sublease of our excess building space at an annual rental lower than our lease obligation to the lessor. This recovery is reflected as a component of other income in our Consolidated Statement of Operations.

      Also in September 2004, we recorded a loss of $0.1 million resulting from expenses related to an unsuccessful acquisition attempt. This loss was recorded as a component of other income in our Consolidated Statement of Operations.

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

      The following table presents the results of operations for the three and nine months ended September 30, 2004 and 2003 (in thousands):

                                                FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                --------------------------      ---------------------------
                                                  2004             2003            2004            2003
                                                ---------       ---------       ---------       -----------
REVENUES:
Periodicals:
   Advertising .............................    $ 18,695        $ 18,457        $  57,366       $  56,923
   Subscription ............................       6,374           6,264           19,016          18,492
Ancillary products and services ............       7,694           7,177           29,125          25,523

   Total revenues ..........................      32,763          31,898          105,507         100,938
                                                --------        --------        ---------       ---------
OPERATING EXPENSES:
Editorial ..................................       5,196           5,242           15,490          15,643
Production and distribution ................       5,643           5,778           18,192          18,070
Selling ....................................       6,995           6,741           21,176          20,330
General and administrative .................       8,087           7,362           26,899          25,167
Depreciation, amortization and
    other charges ..........................       2,831           2,796            8,707          11,189
                                                --------        --------        ---------       ---------
   Total operating expenses ................      28,752          27,919           90,464          90,399
                                                --------        --------        ---------       ---------
   Operating income ........................       4,011           3,979           15,043          10,539
Interest expense ...........................      (4,758)         (4,952)         (14,455)        (14,909)
Other income ...............................          37              --               66              --
                                                --------        --------        ---------       ---------
   (Loss) income before income taxes .......        (710)           (973)             654          (4,370)
Benefit (provision) for income taxes .......         163             854             (870)          1,173
                                                --------        --------        ---------       ---------
   Net loss ................................    $   (547)       $   (119)       $    (216)      $  (3,197)
                                                ========        ========        =========       =========

RESULTS OF OPERATIONS

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Overview. Revenues increased by $4.6 million, or 4.5%, from $100.9 million for the nine months ended September 30, 2003 to $105.5 million for the nine months ended September 30, 2004. Operating expenses increased $0.1 million, from $90.4 million for the nine months ended September 30, 2003 to $90.5 million for the nine months ended September 30, 2004. As a result, operating income increased $4.5 million, from $10.5 million for the nine months ended September 30, 2003 to $15.0 million for the nine months ended September 30, 2004. EBITDA increased $2.1 million, or 9.6%, from $21.7 million for the nine months ended September 30, 2003 to $23.8 million for the nine months ended September 30, 2004. Net loss totaled $0.2 million for the nine months ended September 30, 2004 as compared to a net loss of $3.2 million for the nine months ended September 30, 2003.

      Revenues. Revenues increased by $4.6 million, or 4.5%, from $100.9 million for the nine months ended September 30, 2003 to $105.5 million for the nine months ended September 30, 2004. Revenue growth for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 reflects revenues recorded in our MA3000 business of $1.7 million, as a result of our acquisition of MA3000 on December 31, 2003. In addition, revenues from our tradeshows and seminars, royalty and licensing fees, online continuing legal education ("CLE") fees, advertising revenues and subscription revenues in our print publications and online business increased during the nine months ended September 30, 2004. These increases were partially offset by a $1.1 million decrease in revenues from the elimination of editorial content fees from RealLegal as a result of our acquisition of MA3000.

      Advertising revenues increased $0.5 million, from $56.9 million for the nine months ended September 30, 2003 to $57.4 million for the nine months ended September 30, 2004. Display advertising revenues increased by $1.1 million, despite the decision not to renew a contract to publish certain directories, which totaled $0.4 million in revenues for the nine months ended September 30, 2003. This increase was partially offset by decreases in classified advertising revenues of $0.2 million, legal notice advertising revenues of $0.2 million, directory advertising revenues of $0.1 million and law firm advertising revenues of $0.1 million. Classified advertising revenues in our print publications declined $0.7 million, offset by an increase in online classified advertising revenues of $0.5 million. Our advertising market share continues to be strong, however, the total volume of advertising is down as compared to the same period last year, as law firms still have not yet begun to increase their volume of recruitment advertising.

      Subscription revenues increased $0.5 million, or 2.8%, from $18.5 million for the nine months ended September 30, 2003 to $19.0 million for the nine months ended September 30, 2004. Subscription revenues increased in virtually all of our National Businesses, several of our Regional Newspapers and in our Online Business due to an increase in marketing efforts. In addition, subscription revenues for the National Businesses increased due to the publication of three additional issues of The National Law Journal in 2004 as compared to 2003.

      Revenues from ancillary products and services increased $3.6 million, or 14.1%, from $25.5 million for the nine months ended September 30, 2003 to $29.1 million for the nine months ended September 30, 2004. The increase in revenues resulted primarily from higher seminar and tradeshow attendance and sponsorships at our New York and West Coast Legal Tech shows, increased online CLE business and The American Lawyer's 25th Anniversary Dinner. In addition, revenues increased due to MA3000 court research fees of $1.7 million, higher royalty and licensing fees primarily from the inclusion of new products in our royalty licensing contracts and higher newsletter and book sales. Book sales increased despite the decision not to renew a contract which totaled $0.9 million to publish certain book directories in 2003. These increases were partially offset by a $1.1 million decrease in revenues from the elimination of editorial content fees as a result of our acquisition of MA3000, as we no longer derive revenue from the sale of this content but rather through court research fees as indicated above.

      Operating expenses. Operating expenses increased $0.1 million, from $90.4 million for the nine months ended September 30, 2003 to $90.5 million for the nine months ended September 30, 2004. Increased operating expenses during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 resulted from higher production, selling and general and administrative expenses. These increases were partially offset by lower editorial and depreciation and amortization expenses.

      Editorial expenses decreased $0.1 million, or 1.0%, from $15.6 million for the nine months ended September 30, 2003 to $15.5 million for the nine months ended September 30, 2004. The decrease in editorial expenses primarily resulted from realized savings in research costs and consulting and professional fees from our continued cost containment efforts. These decreases were partially offset by an increase in contributing editor fees and artwork and photography in our print publications.

      Production and distribution expenses increased $0.1 million, or 0.7%, from $18.1 million for the nine months ended September 30, 2003 to $18.2 million for the nine months ended September 30, 2004. Production and distribution expenses increased primarily due to an increase in production costs related to our seminar and tradeshow revenues and The American Lawyer's 25th Anniversary Dinner. This increase was partially offset by lower paper, printing, fulfillment and other production costs, as we reformatted some of our print publications, and also to a decrease in salaries and related taxes and employee benefits.

      Selling expenses increased $0.9 million, or 4.2%, from $20.3 million for the nine months ended September 30, 2003 to $21.2 million for the nine months ended September 30, 2004. The increase in expenses is primarily due to increases in general marketing and research efforts and in salaries and related taxes and employee benefits. This increase was partially offset by a decrease in direct mail efforts.

      General and administrative expenses increased $1.7 million, or 6.9%, from $25.2 million for the nine months ended September 30, 2003 to $26.9 million for the nine months ended September 30, 2004. This increase resulted primarily from higher salaries and other compensation and related taxes and employee benefits as well as higher management consulting and professional fees. Expenses further increased due to a net reduction of our provision for uncollectible accounts during the nine months ended September 30, 2003, due to an improvement in our accounts receivable aging performance. These increases were partially offset by a reduction in rent expense and other non-income taxes.

      Depreciation, amortization and other charges decreased $2.5 million, or 22.2%, from $11.2 million for the nine months ended September 30, 2003 to $8.7 million for the nine months ended September 30, 2004. This decrease resulted primarily from a $1.5 million adjustment at June 30, 2003 to write-off capital assets acquired with the acquisition of Law.com. In addition, we recorded lower amortization and depreciation expense during the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 due to certain non-compete and other intangible assets and certain capital assets being fully amortized or depreciated by the end of 2003.

      Operating income. As a result of the above factors, our operating income increased $4.5 million, from $10.5 million for the nine months ended September 30, 2003 to $15.0 million for the nine months ended September 30, 2004. In addition, EBITDA increased $2.1 million, or 9.6%, from $21.7 million for the nine months ended September 30, 2003 to $23.8 million for the nine months ended September 30, 2004.

      Interest expense. Total interest expense decreased $0.4 million, from $14.9 million for the nine months ended September 30, 2003 to $14.5 million for the nine months ended September 30, 2004. This decrease was primarily due to a decrease in the average carrying balance on the GECC Facility coupled with a lower average interest rate.

     Income taxes. We recorded a tax provision of $0.9 million for the nine months ended September 30, 2004 as compared to a tax benefit of $1.2 million for the nine months ended September 30, 2003.

      Net loss. As a result of the above factors, we recorded a net loss of $0.2 million for the nine months ended September 30, 2004 as compared to a net loss of $3.2 million for the nine months ended September 30, 2003.

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

      For the nine months ended September 30, 2004 and 2003 presented herein, the Regional Newspapers are comprised of the following: New York Law Journal; The National Law Journal; and sixteen other newspapers. The economic characteristics, products, services, production processes, customer type and distribution methods are substantially similar.

      The National Businesses are comprised of the following: The American Lawyer and nine other magazines; our newsletters; our hard and soft cover books; our trade shows and seminars; our licensing and research business; our litigation services division; our international operations; and our MA3000 business acquired at the close of business on December 31, 2003. These businesses share substantially the same customer type and geographic regions.

      Online is comprised of Law.com and consists primarily of web content, seminars and practice and CLE areas.

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

      Our operations on a segmented basis were as follows (in thousands):

                                             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                        --------------------------------------------------------
                                        REGIONAL NEWSPAPERS   NATIONAL BUSINESSES        ONLINE
                                        -------------------   -------------------       --------
REVENUES:
Periodicals:
   Advertising ....................         $ 40,716              $ 13,724              $ 2,926
   Subscription ...................           15,785                 2,322                  909
Ancillary products and services ...            6,097                21,888                1,140
                                            --------              --------              -------
   Total revenues .................           62,598                37,934                4,975
                                            --------              --------              -------
OPERATING EXPENSES:
Editorial .........................            8,997                 5,904                  584
Production and distribution .......           10,183                 7,171                  838
Selling ...........................           10,244                 9,279                1,653
General and administrative ........           11,641                 8,440                1,558
Depreciation, amortization and
   other charges ..................              481                    26                  198
                                            --------              --------              -------
   Total operating expenses .......           41,546                30,820                4,831
                                            --------              --------              -------
   Segment operating income .......           21,052                 7,114                  144
                                            --------              --------              -------

ADJUSTMENT TO ARRIVE AT EBITDA:
Depreciation, amortization and
   other charges ..................             (481)                  (26)                (198)
                                            --------              --------              -------
   EBITDA .........................         $ 21,533              $  7,140              $   342
                                            ========              ========              =======

                                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                             ---------------------------------------------------
                                             REGIONAL NEWSPAPERS   NATIONAL BUSINESSES   ONLINE
                                             -------------------   -------------------   -------
REVENUES:
Periodicals:
   Advertising .........................        $ 42,246                $ 12,579         $ 2,098
   Subscription ........................          15,580                   2,120             792
Ancillary products and services ........           6,468                  18,481             574
                                                --------                --------         -------
   Total revenues ......................          64,294                  33,180           3,464
                                                --------                --------         -------
OPERATING EXPENSES:
Editoria ...............................           9,413                   5,729             504
Production and distribution ............          11,202                   6,245             623
Selling ................................          10,824                   7,089           2,415
General and administrative .............          11,868                   7,146           1,443
Depreciation, amortization and
   other charges .......................             496                       8           2,196
                                                --------                --------         -------

   Total operating expenses ............          43,803                  26,217           7,181
                                                --------                --------         -------

   Segment operating income (loss) .....          20,491                   6,963          (3,717)
                                                --------                --------         -------

ADJUSTMENT TO ARRIVE AT EBITDA:
Depreciation, amortization and
   other charges .......................            (496)                     (8)         (2,196)
                                                --------                --------         -------

   EBITDA ..............................        $ 20,987                $  6,971         $(1,521)
                                                ========                ========         =======

Regional Newspapers

      Revenues. Revenues for our Regional Newspapers decreased $1.7 million, from $64.3 million for the nine months ended September 30, 2003 to $62.6 million for the nine months ended September 30, 2004. Advertising revenues decreased $1.5 million, from $42.2 million for the nine months ended September 30, 2003 to $40.7 million for the nine months ended September 30, 2004. The decrease was due largely to lower classified advertising revenues of $0.8 million, primarily in attorney related help wanted advertising as our publications continue to experience the effects of a weak economy. In addition, display advertising, law firm advertising, legal notice advertising and directory revenues also declined. Contributing to the overall decline in advertising revenue was a $0.5 million decrease resulting from the decision not to renew a contract to publish certain directories. Book sales also declined by $0.9 million as a result of the aforementioned decision not to renew a contract to publish certain directories. These decreases were partially offset by an increase in subscription revenues and from higher royalty and licensing fees.

      Operating expenses. Total operating expenses decreased $2.3 million, or 5.1%, from $43.8 million for the nine months ended September 30, 2003 to $41.5 million for the nine months ended September 30, 2004. Production and editorial expenses decreased primarily due to lower paper, printing, fulfillment and other production costs, salaries and related taxes and employee benefits, book royalty expense and other realized savings from our continued cost containment efforts. Selling costs decreased due to lower salaries and related taxes and employee benefits, a decrease in direct mail efforts and lower allocated expenses due to a reduction of allocated sales staff resources from the National Businesses segment. General and administrative expenses decreased primarily due to lower rent expense and lower allocated corporate overhead expenses. These decreases were partially offset by higher salaries and other compensation and related taxes and employee benefits.

      Operating income. Our operating income increased $0.6 million, from $20.5 million for the nine months ended September 30, 2003 to $21.1 million for the nine months ended September 30, 2004. EBITDA increased $0.5 million, or 2.6%, from $21.0 million for the nine months ended September 30, 2003 to $21.5 million for the nine months ended September 30, 2004.

National Businesses

      Revenues. Revenues for our National Businesses increased $4.7 million, or 14.3%, from $33.2 million for the nine months ended September 30, 2003 to $37.9 million for the nine months ended September 30, 2004. Advertising revenues for our National Businesses increased $1.1 million, from $12.6 million for the nine months ended September 30, 2003 to $13.7 million for the nine months ended September 30, 2004. This increase was primarily due to increases in display advertising, law firm advertising and directory advertising revenues. Subscription revenues increased $0.2 million primarily due to an increase in marketing efforts as well as to the publication of three additional issues of The National Law Journal in 2004 as compared to 2003. In addition, ancillary revenues increased $3.4 million due primarily to higher book sales, seminar and tradeshow revenue, court research fees, royalty and licensing fees and newsletter sales. These increases were partially offset by the elimination of editorial content fees as a result of our acquisition of MA3000, as we no longer derive revenue from the sale of this content to third parties.

      Operating expenses. Operating expenses for our National Businesses increased $4.6 million, or 17.6%, from $26.2 million for the nine months ended September 30, 2003 to $30.8 million for the nine months ended September 30, 2004. Production and editorial expenses increased primarily due to higher printing and production costs and higher salaries and related taxes and employee benefits resulting from the addition of three new national magazines; and higher costs associated with the seminar and tradeshow division, as well as an increase in book related costs. Selling expenses increased due to increased marketing efforts, higher salaries and related taxes and employee benefits and a reduction of allocated expenses of sales staff resources to the Regional Newspaper segment. In addition, selling expenses increased as fewer costs relating to the sales force were allocated to the selling of online products for Law.com. General and administrative expenses increased due to higher salaries and related taxes and employee benefits, increased consulting and professional fees, and an increase in other taxes.

     Operating income. Our operating income increased $0.1 million, or 2.2%, from $7.0 million for the nine months ended September 30, 2003 to $7.1 million for the nine months ended September 30, 2004. EBITDA increased $0.1 million, or 2.4%, from $7.0 million for the nine months ended September 30, 2003 to $7.1 million for the nine months ended September 30, 2004.

Online

      Revenues. Revenues for our online business increased $1.5 million, or 43.6%, from $3.5 million for the nine months ended September 30, 2003 to $5.0 million for the nine months ended September 30, 2004. Advertising revenues increased by $0.8 million, from $2.1 million for the nine months ended September 30, 2003 to $2.9 million for the nine months ended September 30, 2004. In addition, seminar and trade show revenues increased by $0.6 million, due to higher sales of online CLE courses, and online subscription revenues increased by $0.1 million.

      Operating expenses. Operating expenses for our online business decreased $2.4 million, or 32.7%, from $7.2 million for the nine months ended September 30, 2003 to $4.8 million for the nine months ended September 30, 2004. Selling expenses declined by $0.8 million as fewer costs were allocated to Law.com from the National Businesses sales force for online sales efforts. Depreciation and amortization decreased by $2.0 million due to the write-off of leasehold improvements and furniture in 2003. Partially offsetting these decreases was an increase in production expenses due to higher royalty expense and in increase in editorial and general and administrative expenses.

      Operating income. Our operating income increased $3.8 million, from a loss of $3.7 million for the nine months ended September 30, 2003 to a profit of $0.1 million for the nine months ended September 30, 2004. EBITDA increased $1.8 million, from an EBITDA loss of $1.5 million for the nine months ended September 30, 2003 to a gain of $0.3 million for the nine months ended September 30, 2004.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Overview. Revenues increased by $0.9 million, or 2.7%, from $31.9 million for the three months ended September 30, 2003 to $32.8 million for the three months ended September 30, 2004. Operating expenses increased $0.9 million, or 3.0%, from $27.9 million for the three months ended September 30, 2003 to $28.8 million for the three months ended September 30, 2004. As a result, operating income remained flat at $4.0 million for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. EBITDA increased $0.1 million, or 1.5%, from $6.8 million for the three months ended September 30, 2003 to $6.9 million for the three months ended September 30, 2004. Net loss totaled $0.5 million for the three months ended September 30, 2004 as compared to a net loss of $0.1 million for the three months ended September 30, 2003.

      Revenues. Revenues increased by $0.9 million, or 2.7%, from $31.9 million for the three months ended September 30, 2003 to $32.8 million for the three months ended September 30, 2004. Revenue growth for the three months ended September 30, 2004 compared to the three months ended September 30, 2003 reflects revenues recorded in our MA3000 business of $0.6 million as a result of our acquisition of MA3000 on December 31, 2003. In addition, online CLE fees, book revenues, sales of reprints, advertising revenues and subscription revenues in our print publications increased during the three months ended September 30, 2004. These increases were partially offset by a $0.4 million decrease in revenues from the elimination of editorial content fees from RealLegal as a result of our acquisition of MA3000.

      Advertising revenues increased $0.2 million, or 1.3%, from $18.5 million for the three months ended September 30, 2003 to $18.7 million for the three months ended September 30, 2004. Higher revenues were recorded in display advertising of $0.7 million. This increase was partially offset by decreases in legal advertising of $0.2 million, directory advertising of $0.2 million and classified advertising of $0.1 million.

     Subscription revenues increased $0.1 million, or 1.8%, from $6.3 million for the three months ended September 30, 2003 to $6.4 million for the three months ended September 30, 2004. This increase is primarily due to additional marketing efforts year-over-year as well as to the publication of an additional issue of The National Law Journal in the three months ended September 30, 2004 as compared to the three months ended September 30, 2003.

      Revenues from ancillary products and services increased $0.5 million, or 7.2%, from $7.2 million for the three months ended September 30, 2003 to $7.7 million for the three months ended September 30, 2004. The increase in revenues resulted primarily from higher book sales, MA3000 court research fees and sales of reprints. These increases were partially offset by the elimination of editorial content fees as a result of our acquisition of MA3000, as we no longer derive revenue from the sale of this content to third parties but rather through court research fees as indicated above.

      Operating expenses. Operating expenses increased $0.9 million, or 3.0%, from $27.9 million for the three months ended September 30, 2003 to $28.8 million for the three months ended September 30, 2004. Increased operating expenses during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 resulted from higher selling and general and administrative expenses. These increases were partially offset by a decrease in production and distribution expenses.

      Production and distribution expenses decreased $0.2 million, or 2.3%, from $5.8 million for the three months ended September 30, 2003 to $5.6 million for the three months ended September 30, 2004. Production and distribution expenses decreased primarily due to lower tradeshow and seminar related costs.

      Selling expenses increased $0.3 million, or 3.8%, from $6.7 million for the three months ended September 30, 2003 to $7.0 million for the three months ended September 30, 2004. The increase in expenses is primarily due to increases in salaries, commissions and related taxes and employee benefits directly related to revenue growth and an increased sales force, and increased marketing and research efforts.

      General and administrative expenses increased $0.7 million, or 9.8%, from $7.4 million for the three months ended September 30, 2003 to $8.1 million for the three months ended September 30, 2004. This increase resulted primarily from higher salaries and other compensation and related taxes and employee benefits as well as higher management consulting and professional fees. Expenses further increased due to a net reduction of our provision for uncollectible accounts during the three months ended September 30, 2003, due to an improvement in our accounts receivable aging performance. These increases were partially offset by a reduction in rent expense and other non-income taxes.

      Operating income. As a result of the above factors, our operating income remained flat at $4.0 million for the both the three months ended September 30, 2003 and the three months ended September 30, 2004. In addition, EBITDA increased $0.1 million, or 1.5%, from $6.8 million for the three months ended September 30, 2003 to $6.9 million for the three months ended September 30, 2004.

      Interest expense. Total interest expense decreased $0.2 million, from $5.0 million for the three months ended September 30, 2003 to $4.8 million for the three months ended September 30, 2004. This decrease was primarily due to a decrease in the average carrying balance on the GECC Facility coupled with a lower average interest rate.

      Income taxes. We recorded a tax benefit of $0.2 million for the three months ended September 30, 2004 as compared to a tax benefit of $0.9 million for the three months ended September 30, 2003.

      Net loss. As a result of the above factors, we recorded a net loss of $0.5 million for the three months ended September 30, 2004 as compared to a net loss of $0.1 million for the three months ended September 30, 2003.

      Operating segments. As mentioned above in Note 5 of the Consolidated Financial Statements, and in our nine month results, our reportable operating segments are Regional Newspapers, National Businesses, Online and Corporate.

      Our operations on a segmented basis were as follows (in thousands):

                                                    FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
                                               ------------------------------------------------------
                                               REGIONAL NEWSPAPERS   NATIONAL BUSINESSES       ONLINE
                                               -------------------   -------------------      -------
REVENUES:
Periodicals:
   Advertising .........................            $ 12,468             $  5,208             $ 1,019
   Subscription ........................               5,276                  782                 316
Ancillary products and services ........               2,122                5,245                 327
                                                    --------             --------             -------
   Total revenues ......................              19,866               11,235               1,662
                                                    --------             --------             -------
OPERATING EXPENSES:
Editorial ..............................               2,988                1,985                 223
Production and distribution ............               3,337                2,012                 294
Selling ................................               3,396                3,045                 554
General and administrative .............               3,756                2,660                 501
Depreciation, amortization and
   other charges .......................                 146                    9                  64
                                                    --------             --------             -------

   Total operating expenses ............              13,623                9,711               1,636
                                                    --------             --------             -------

   Segment operating income ............               6,243                1,524                  26
                                                    --------             --------             -------

ADJUSTMENT TO ARRIVE AT EBITDA:
Depreciation, amortization and
   other charges .......................                (146)                  (9)                (64)
                                                    --------             --------             -------

   EBITDA ..............................            $  6,389             $  1,533             $    90
                                                    ========             ========             =======

                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003
                                               -------------------------------------------------
                                               REGIONAL NEWSPAPERS  NATIONAL BUSINESSES   ONLINE
                                               -------------------  -------------------  -------
REVENUES:
Periodicals:
   Advertising .........................            $ 13,072             $  4,675        $   710
   Subscription ........................               5,285                  714            265
Ancillary products and services ........               1,856                5,150            171
                                                    --------             --------        -------

   Total revenues ......................              20,213               10,539          1,146
                                                    --------             --------        -------
OPERATING EXPENSES:
Editorial ..............................               3,102                1,987            153
Production and distribution ............               3,471                2,089            218
Selling ................................               3,458                2,541            823
General and administrative .............               3,931                2,296            359
Depreciation, amortization and
   other charges .......................                 165                    3             96
                                                    --------             --------        -------

   Total operating expenses ............              14,127                8,916          1,649
                                                    --------             --------        -------

   Segment operating income (loss) .....               6,086                1,623           (503)
                                                    --------             --------        -------
ADJUSTMENT TO ARRIVE AT EBITDA:
Depreciation, amortization and
   other charges .......................                (165)                  (3)           (96)
                                                    --------             --------        -------

   EBITDA ..............................            $  6,251             $  1,626        $  (407)
                                                    ========             ========        =======

Regional Newspapers

      Revenues. Revenues for our Regional Newspapers declined $0.3 million, or 1.7%, from $20.2 million for the three months ended September 30, 2003 to $19.9 million for the three months ended September 30, 2004. Advertising revenues decreased $0.6 million from $13.1 million for the three months ended September 30, 2003 to $12.5 million for the three months ended September 30, 2004. This decrease was offset by a increase in ancillary revenues of $0.3 million.

      Operating expenses. Total operating expenses declined $0.5 million, or 3.6%, from $14.1 million for the three months ended September 30, 2003 to $13.6 million for the three months ended September 30, 2004. Production and editorial expenses decreased primarily due to lower paper, printing, fulfillment and other production costs, salaries and related taxes and employee benefits, book royalty expense and other realized savings from our continued cost containment efforts. Selling costs decreased due to lower salaries and related taxes and employee benefits and lower allocated expenses due to a reduction of allocated sales staff resources from the National Businesses segment. General and administrative expenses decreased primarily due to lower rent expense and lower allocated corporate overhead expenses.

      Operating income. Our operating income increased $0.1 million, from $6.1 million for the three months ended September 30, 2003 to $6.2 million for the three months ended September 30, 2004. EBITDA increased $0.1 million, or 2.2%, from $6.3 million for the three months ended September 30, 2003 to $6.4 million for the three months ended September 30, 2004.

National Businesses

      Revenues. Revenues for our National Businesses increased $0.7 million, or 6.6%, from $10.5 million for the three months ended September 30, 2003 to $11.2 million for the three months ended September 30, 2004. Advertising revenues increased $0.5 million, from $4.7 million for the three months ended September 30, 2003 to $5.2 million for the three months ended September 30, 2004. This increase was primarily due to increases in display and law firm advertising revenues, partially offset by a decrease in directory advertising. In addition, ancillary revenues increased $0.1 million due primarily to higher book sales and court research fees. These increases were partially offset by the elimination of editorial content fees as a result of our acquisition of MA3000, as we no longer derive revenue from the sale of this content but rather through court research fees, as well as lower seminar and tradeshow revenues. In addition, subscription revenues increased $0.1 million.

      Operating expenses. Operating expenses for our National Businesses increased $0.8 million, or 8.9%, from $8.9 million for the three months ended September 30, 2003 to $9.7 million for the three months ended September 30, 2004. Selling expenses increased due to higher salaries and related taxes and employee benefits and lower allocated expenses due to a reduction of allocated sales staff resources to the Regional Newspaper segment. In addition, selling expenses increased as fewer costs relating to the sales force were allocated to the selling of online products for Law.com. General and administrative expenses increased due to higher salaries and related taxes and employee benefits, increased consulting and professional fees and higher corporate allocations. These increases were partially offset by decreased production expenses, primarily due to lower costs associated with the seminar and tradeshow division.

      Operating income. Our operating income decreased $0.1 million, or 6.0%, from $1.6 million for the three months ended September 30, 2003 to $1.5 million for the three months ended

September 30, 2004. EBITDA decreased $0.1 million, or 5.7%, from $1.6 million for the three months ended September 30, 2003 to $1.5 million for the three months ended September 30, 2004.

Online

      Revenues. Revenues for our online business increased $0.6 million, or 45.1%, from $1.1 million for the three months ended September 30, 2003 to $1.7 million for the three months ended September 30, 2004. Advertising revenues increased $0.3 million, from $0.7 million for the three months ended September 30, 2003 to $1.0 million for the three months ended September 30, 2004. In addition, seminar and trade show revenues increased $0.2 million, due to higher sales of online CLE courses.

      Operating expenses. Operating expenses were flat at $1.6 million for both the three months ended September 30, 2003 and the three months ended September 30, 2004. Selling expenses declined as fewer costs were allocated to Law.com from the National Businesses sales force for online sales efforts. General and administrative expenses increased primarily due to higher salaries and related taxes and employee benefits. In addition, production and editorial expenses increased primarily due to higher salaries and related taxes and employee benefits, higher book royalty expense and increased contributing editor costs.

      Operating income. Our operating income increased $0.5 million, from a loss of $0.5 million for the three months ended September 30, 2003 to break-even for the three months ended September 30, 2004. EBITDA increased $0.5 million, from an EBITDA loss of $0.4 million for the three months ended September 30, 2003 to a gain of $0.1 million for the three months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

      Net cash provided by operating activities. Net cash provided by operating activities increased $1.5 million from $11.5 million for the nine months ended September 30, 2003 to $13.0 million during the nine months ended September 30, 2004. This increase was primarily driven by the overall improvement in EBITDA of $2.1 million and in working capital requirements during the current period. This was partially offset by a decrease in other current liabilities of $1.7 million resulting from a reduction of acquisition reserves from the abandonment of properties acquired from our acquisition of Law.com and MA3000 in 2003, as well as reductions in our long term pension and rent liabilities.

      Net cash used in investing activities. Net cash used in investing activities increased $0.4 million from $2.4 million for the nine months ended September 30, 2003 to $2.8 million for the nine months ended September 30, 2004. This increase was due primarily from higher capital expenditures of $0.8 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This was partially offset by deferred payments of $0.4 million in 2003 for acquisitions made in 2001 and 2002 for which there were no like payments made in 2004.

      Net cash used in financing activities. Net cash used in financing activities totaled $11.0 million for the nine months ended September 30, 2004 compared to $7.4 million for the nine months ended September 30, 2003 reflecting a higher net paydown of $3.5 million on our GECC Facility and the payment of deferred financing costs of $0.1 million.

      Liquidity. Our principal sources of funds are cash flows from operating activities, which may be supplemented by borrowings under our GECC Facility. The GECC Facility had $19.5 million outstanding as of September 30, 2004 and accrues interest as described in Note 3 to the Consolidated Financial Statements. For details relating to the terms of our GECC Facility entered into on May 1, 2002, see Note 3 to the Consolidated Financial Statements, which include the payment of interest on the Discount Notes, the Notes, interest under our GECC Facility, working capital, capital expenditures and other obligations for the next 12 months. No assurance can be given, however, that this will be the case. Our future operating performance and ability to service or refinance our debt, meet future debt covenants, and to repay, extend or refinance any credit agreements to which we are a party will be subject to future economic conditions and to financial, business and other factors, many of which are beyond our control.

RECONCILIATIONS OF GAAP TO NON-GAAP FINANCIAL MEASURES

    Reconciliations of GAAP to non-GAAP financial measures, such as EBITDA, are provided below (in thousands). We believe that the use of non-GAAP financial measures enables us and investors to evaluate, and compare from period to period, our results from ongoing operations in a more meaningful and consistent manner.

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ---------------------------    ---------------------------
                                                          2004           2003            2004          2003
                                                      ------------   ------------    ------------    -----------
Net loss ........................................      $     (547)    $     (119)    $      (216)    $   (3,197)
Adjustments to arrive at EBITDA:
   (Benefit) provision for income taxes .........            (163)          (854)            870         (1,173)
   Interest expense .............................           4,758          4,952          14,455         14,909
   Depreciation, amortization and other
      charges ...................................           2,831          2,796           8,707         11,189
                                                       ----------     ----------     -----------     ----------
Reported EBITDA .................................     $     6,879     $    6,775     $    23,816     $   21,728
                                                      ===========     ==========     ===========     ==========

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The GECC Facility is subject to interest rate volatility. A 10% increase in the average interest rate of borrowing under the GECC Facility during the nine months ended September 30, 2004 would have increased our net loss to approximately $0.3 million.

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

      (b) Changes in Internal Controls Over Financial Reporting. There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS

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

----------------------

* Exhibits are incorporated by reference from American Lawyer Media, Inc.'s previous filings with the Securities and Exchange Commission.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   AMERICAN LAWYER MEDIA, INC.

                   November 12, 2004     /s/ WILLIAM L. POLLAK
                                      ------------------------------------------
                                                William L. Pollak
                                      President and Chief Executive Officer

                   November 12, 2004     /s/ ERIC F. LUNDBERG
                                      ------------------------------------------
                                             Eric F. Lundberg
                                      Vice President and Chief Financial Officer